Form 10-Q
period 1995-03-31
NAPA NATIONAL BANCORP
filed 1995-05-12
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995, or:

( )     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number: 0-11090

                             NAPA NATIONAL BANCORP

          (Exact name of registrant as specified in its charter)

         California                                  94-2780134
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

3263 Claremont Way, Napa, California                    94558
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (707) 257-2440

                               Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes      X                           No


As of May 10, 1995, the number of shares outstanding of the registrant's Common Stock, without par value, was 754,500.

                                    PART I
                           FINANCIAL INFORMATION
Item 1.
Financial Statements

The following interim consolidated financial statements are unaudited. However, they reflect all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented.

Results for the quarter as presented are not necessarily indicative of results to be expected of the year as a whole.

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (In 000s)


                                                         March 31,    December 31,
                                                           1995           1994
                                                        (Unaudited)
ASSETS
Cash and due from banks                                   $ 8,872        $ 5,459
Federal funds sold                                         11,060         10,760
Time deposits with other financial institutions             4,356          4,357
Investment securities:Treasury Note-Held to maturity        1,218          1,216
Federal Reserve Stock                                         181            165
Loans, less allowance for loan losses of
  $1,099 and $1,050 at March 31, 1995 and
  December 31, 1994                                        63,131         62,103
Premises, furniture, fixtures and equipment, net            1,739          1,449
Accrued interest receivable                                   506            432
Other assets                                                  677            536

  TOTAL ASSETS                                            $91,740        $86,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest-bearing demand                              $15,357        $18,098
 Interest-bearing:
  Savings                                                  11,559         14,367
  Transaction                                              25,579         24,431
  Time certificates                                        32,225         22,482

  Total deposits                                           84,720         79,378

Accrued interest payable and other liabilities                380            753

  TOTAL LIABILITIES                                        85,100         80,131

SHAREHOLDERS' EQUITY
 Preferred stock, no par value, 1,000,000
  shares authorized; no shares outstanding                      0              0
 Common stock, no par value, 20,000,000
  shares authorized; 754,500 shares issued
  and outstanding at March 31, 1995 and
  December 31, 1994                                         6,915          6,915
 Accumulated deficit                                         (275)          (569)

  TOTAL SHAREHOLDERS' EQUITY                                6,640          6,346

  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                   $91,740        $86,477

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In 000s, except earnings per share data)


                                             Quarter Ended March 31,
                                                1995         1994

Interest income:
     Interest and fees on loans               $  1,696      $  1,191
     Interest on federal funds sold                102            90
     Interest on time deposits with
          other financial institutions              59            20
     Interest on investment securities              20             7
               Total interest income             1,877         1,308

Interest expense:
     Interest on deposits                          498           382
               Total interest expense              498           382

               Net interest income               1,379           926

Provision for loan losses                           49            33
Net interest income after provision
     for loan losses                             1,330           893

Non-interest income:
     Service charges on deposit accounts           110            81
     Other customer fees and charges                71            64
     Mortgage loan origination and
          service fees                               2            24
               Total non-interest income           183           169

Non-interest expense:
     Salaries and employee benefits, net           513           477
     Occupancy                                      91            71
     Furniture, fixtures and equipment             110            78
     Marketing and business development             25            16
     Other                                         273           220
               Total non-interest expense        1,012           862

Income before income taxes                         501           200
Income taxes                                       207            82

Net income                                    $    294      $    118


Net income per share                          $   0.39      $   0.16

Weighted average common shares outstanding
     used to compute net income per share      754,500       754,500

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000s)


                                                  Quarter Ended March 31,
                                                      1995       1994
Cash flows from operating activities:
 Net income                                         $   294    $   118
 Reconciliation of net incomes to net cash
  provided by operating activities:
   Depreciation on premises and equipment                67         68
   Amortization of deferred loan fees
   and discounts/premiums on investment
   securities                                          (272)      (187)
   Provision for loan losses                             49         33
   (Increase) in accrued interest receivable            (74)         0
   (Increase) in other assets, net                     (141)       (81)
   (Decrease) increase in accrued interest
    payable and other liabilities                      (373)        90

 NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES                                  (450)        41

Cash flows from investing activities:
 Loan originations net of collections                  (807)    (1,070)
 Net decrease (increase) in time deposits
  with other financial institutions                       1       (397)
 Capital expenditures                                  (357)       (20)
 Purchase of Federal Reserve Stock                      (16)         0

 NET CASH USED IN INVESTING ACTIVITIES               (1,179)    (1,487)

Cash flows from financing activities:
 Net increases in deposits                            5,342      1,856

 NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                          5,342      1,856


 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     3,713        410

Cash and cash equivalents at beginning
 of period                                           16,219     17,284

Cash and cash equivalents at end of
 period                                             $19,932    $17,694

(Continued on following page)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000s)


                                                  Quarter Ended March 31,
                                                      1995       1994
CASH AND CASH EQUIVALENTS AT MARCH 31
     CONSIST OF:
          Cash and due from banks                   $ 8,872    $ 5,394
          Federal funds sold                         11,060     12,300
                                                    $19,932    $17,694

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                         $   442    $   363
     Cash paid for income taxes                     $   735    $    53


                                                            (Concluded)

Item 2.


Management's Discussion and Analysis of Financial Condition and
Results of Operation

     The following should be read in conjunction with the unaudited consolidated financial statements presented elsewhere in this Form 10-Q. Since Napa National Bancorp (the Company) is a holding company whose principal asset is, and is expected to be, the capital stock of Napa National Bank (the Bank), the following relates principally to the financial condition and results of operations of the Bank. All dollar amounts are rounded and expressed in thousands except earnings per share data.


Summary of Financial Results

     The Company recorded net income of $294, or $0.39 per share, for the first quarter of 1995, compared to net income of $118, or $0.16 per share, during the first quarter of 1994. The Company's year-to-date 1995 operating results were $176 above the results for the same period in 1994 for the following reasons. Net interest income for the first quarter of 1995 was $453 above the results for the similar period in 1994. Provision for loan losses for the first three months of 1995 was $16 above the same period in 1994. Non-interest income in 1995 was $14 above the results for 1994 due to increases in various service charges. These increases were partially offset by declines in gains from the sale of loans to the Federal Home Loan Mortgage Company ("Freddie Mac"). Non-interest expenses were $150 higher in the first quarter of 1995 over the similar period of 1994.


Net Interest Income

     The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities incurred for the funding of those assets. This difference is referred to as "net interest income". Net interest income expressed as a percentage of average total earning assets is referred to as the "net interest margin" or "margin".

     For the first quarter of 1995, net interest income was $453 higher than for the same quarter of 1994. Net interest income increased over 1995, primarily due to an increase in earning assets and additional increases on rates paid on loans and investments. For the first three months of 1995, the loan-to-deposit ratio averaged 84%, while in the same period of 1994, the ratio averaged 77%.

     For the first quarter of 1995, total average earning assets were approximately $77,715, an increase of $7,050, or 10%, over total average earning assets of $70,665 for the same period in 1994. This increase in average assets in the first quarter of 1995 over that of 1994, contributed significantly to the increase in total interest income between the two periods.

     Average interest bearing deposits for the first quarter of 1995 were $62,848, an increase of $3,921, or 7%, over 1994 totals. This growth in interest bearing deposits, coupled with general increases on rates paid on deposits, caused interest expense to be higher during the first three months of 1995 over the same period of 1994 by $116.


Provision for Loan Losses

     The provision for loan losses is based upon management's assessment of the amount that is necessary to maintain the allowance for loan losses at an adequate level. As further described in "Allowance for Loan Losses" herein, management takes many factors into consideration when determining the provision. In addition to the factors described in the "Allowance for Loan Losses" section, management also considers loan portfolio growth in establishing the provision.

     The provision for loan losses was $49, or $16 higher in the first quarter of 1995 over the same period of 1994, an increase of 48%. Net loans totaled $63,131 as of March 31, 1995, an increase of $7,647, or 14%, over the March 31, 1994 total of $55,484. The provision for loan losses increased in the first quarter of 1995 over the 1994 figure primarily due to an increase in outstanding loan balances.


Non-Interest Income

     Non-interest income consists primarily of service charges on deposit accounts, fees charged for other banking services and gain on the sales of loans. Non-interest income increased in the first quarter of 1995 by $14, or 8%, compared to the same period in 1994. During the past twelve months, the Company's number of accounts have grown substantially. This growth has resulted in significant increases in service charges on deposit accounts and other fees and charges. Additionally, during the latter half of 1994, the Bank began offering alternative investment products through the use of a third party vendor. The sale of these products results in commission fee income for the Bank. These increases were partially offset by decreases in gains on the sale of mortgage loans due to the continually rising interest rates experienced throughout 1994 and into the first quarter of 1995.


Non-Interest Expense

     Total non-interest expenses for the first three months of 1995 were $1,012, representing an increase of $150, or 17%, over 1994's total of $862. Salaries and employee benefits increased by $36, or 8%, for the first three months of 1995 over the same period in 1994. This increase is attributed to the addition of approximately three full time equivalent employees during the previous twelve months. This staff increase was a strategic move by management in order to take advantage of unique marketing opportunities taking place in the Company's service area and the overall growth in the Bank in general.

     In November 1994, the Bank entered into a five year noncancellable operating lease for a new facility in Downtown Napa. The Bank began leasehold improvements early in 1995 and rent payments during the later half of the first quarter. The Bank plans to relocate its existing Downtown Napa branch, primary lending services and headquarters into this facility during 1995. During the leasehold improvement stage on this new facility, the Bank continued to operate from the existing Downtown Napa branch. Occupancy and furniture, fixtures and equipment expenses increased in 1995 over 1994 totals by $52, or 35%. This increase in costs was attributed primarily to the Bank's new branch/headquarters tenant improvements, and the continuous costs of supporting its other four locations.

     During April, the Bank closed its original banking office located at 1500 Third Street, Napa, California and re-opened at 903 Main Street, Napa, California. Management estimates moving the Bank's head quarters during the end of the second quarter. After relocation of the head quarters from 3263 Claremont Way, Napa, California, this facility will be remodeled to accommodate the Bank's customer service and EDP departments. These departments are slated to move in the third quarter. After this move, the Bank will vacate the leased space which previously housed the Customer Service Center.

     The Company increased its marketing and business development costs by $9, or 56%, during the first three months of 1995 over the same period of 1994. This increase was the result of a very high profile and focused marketing plan for 1995.

     Other non-interest expenses increased by $53, or 24%, during 1995 over the first quarter of 1994. A significant portion of this increase is attributable to the fact that the Company has grown 16% in total assets during the previous twelve months. Additionally, the Company approved a new director compensation plan effective January 1, 1995. Director and other professional fees attributed to approximately half of the increase in expenses during the prior twelve months.


Income Taxes

     Income tax expense was approximately 41% of pre-tax income for the three months ending March 31, 1995 and 1994.


Loans

     Loans totalled $64,230 at March 31, 1995, an increase of $1,077, or 2%, over December 31, 1994's balance of $63,153, and an increase of $7,804, or 14%, over March 31, 1994's balance of $56,426. The increase in the Company's loan portfolio over the last twelve months, in management's opinion, resulted from new loan generation by the Bank's loan officers, a concentrated marketing plan, and current changes in the Company's service area.

     As of March 31, 1995, nonperforming loans were $1,005, as compared to $962, at December 31, 1994. Nonperforming loans at March 31, 1994 were $700.
Accruing loans past due 90 days or more were $0 at both March 31, 1995 and December 31, 1994.

     During the beginning of 1995, and again in March, the Napa Valley was subjected to severe weather conditions that resulted in some areas of the Valley flooding from high rain fall levels. Most of the flooding resulted in areas near the Napa River or in dormant fields. The results of these storms have not yet been fully ascertained however, management does not believe that it will have a direct or material effect on either its existing loan portfolio or the future growth in loans and deposits.

     On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These statements address the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollaterialized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage and consumer installment loans. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

     Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on a nonaccrual of interest basis unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

     At March 31, 1995, the Company's total recorded investment in impaired loans was $337, for which there is a related allowance for credit losses of $87 determined in accordance with these Statements.

     The average recorded investment in the impaired loans during the three months ended March 31, 1995, was $337: the related amount of interest income recognized during the period that such loans were impaired was less than $1, and the amount of interest income recognized under the cash-basis method of accounting during the time within the period that the loans were impaired was less than $0.1.


Allowance for Loan Losses

     Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company maintains an allowance for possible loan losses at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, and based upon management's assessment of historical loan loss experience, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,099 allowance at March 31, 1995, approximately 1.71% of total loans, was adequate as an allowance against probable losses in the portfolio. At March 31, 1994, the $942 allowance amounted to approximately 1.67% of total loans. There can be no assurance that in any given period the Bank may not sustain charge-offs which are substantial in relation to the size of the allowance. The allowance is increased by charges to the provision for loan loss and reduced by net charge-offs.


     The activity in the allowance for loan losses was as follows:


                                   1995        1994
                                      (in 000's)

Balance at January 1              $1,050      $ 912
     Provision for loan losses        49         33
     Recoveries                        0          0
     Charge-offs                       0          3

Balance at March 31               $1,099      $ 942


Investments

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 changes the accounting and reporting for certain equity and all debt securities as defined, and requires that upon acquisition, securities be classified into one of the three categories and accounted for as follows:

     Debt securities where management has the positive intent and ability to hold maturity are classified as "held to maturity" and reported at amortized cost.

     Debt and equity securities that are held for current sale are classified as "trading account securities" and reported at their fair value, with unrealized gains and losses included in earnings.

     Debt and equity securities not classified as either securities to be held to maturity or trading account securities are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of the income tax effect that would result from their sale.

     The Bank's classification of its investments in debt and equity securities according to the provisions of SFAS 115 are as follows:

                                March 31, 1995
 Investment Securities Classified According to the Provisions of SFAS No. 115

                                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                      Cost       Gains       Losses     Value
Held-to-Maturity Securities
U.S. Treasury (Held to maturity)     $1,218        $0          $3      $1,215
Federal Reserve Stock                $  181        $0          $0      $  181

Other Real Estate Owned

     The Bank had no other real estate owned at March 31, 1995, or December 31, 1994.


Deposits

     Deposits totalled $84,720 at March 31, 1995, an increase of $5,342, or 7%, over December 31, 1994's balance of $79,378. During the last twelve months, deposits have grown $11,401, or 16%, over March 31, 1994's total of $73,319.
The increase in the first quarter of 1995 was primarily all in time certificates with some slight growth also noted in transaction accounts. These increases were offset by drops in non-interest bearing demand accounts and savings. Management attributes the twelve month growth to an increase in personal banking officers, changes in the Company's current service market, and an advertisement plan focused on deposit growth, primarily time certificates.

     Non-interest-bearing demand deposits were 18% of total deposits at March 31, 1995, as compared to 17% at March 31, 1994. Time certificates of deposit were 38% of total deposits at quarter end, as compared to 30% at March 31, 1994.


Liquidity and Capital Resources

     Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. As shown in the Consolidated Statements of Cash Flows ("Statement") for the quarters ended March 31, 1995 and 1994, the Company's usual and primary sources of funds have been customer deposits and loan principal repayments. While the usual and primary sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as other sources, will depend on future economic and other market conditions.

     The maturity and repricing profile of the Company's asset-liability mix is currently in an asset sensitive position. This means that when there exists a declining interest rate environment, the returns on the Company's earning assets drops more quickly than the Company's cost of funds. This causes a narrowing of the net interest spread and a possible reduction to the overall earnings of the Company. As rates increase, the opposite effect occurs. The Company's management monitors the asset-liability position of the Company on a monthly basis and is continually assessing both the asset-liability mix and the products being offered to its customers.

     The 1995 Statement of Cash Flows shows that the only source of net cash inflow during the period under review was from financing activities. Operating and investing activities used net cash of $450 and $1,179, respectively, primarily for net loan originations which totalled $807. The Bank experienced deposit growth in the first quarter of 1995 (see "Deposits" herein), thereby providing a net $5,342 in cash for financing activities. These activities resulted in an increase in cash and cash equivalents of $3,713 during the first quarter of 1995.

     If the Bank's loan portfolio grows substantially, it might be necessary to raise deposits to support the growth. The Bank monitors its loan-to-deposit ratio (76% at March 31, 1995 and 80% at December 31, 1994) on a daily basis. If the loan-to-deposit ratio indicates that a liquidity squeeze is possible, the Bank can raise rates on deposits to attract more funds. In addition, the Bank has $5,500 in short-term lines of credit available to it from its correspondent banks.

     The Company's primary source of income is interest income earned on its liquid investments. Due to regulatory restrictions, the Bank is not expected to pay dividends to the Company in the foreseeable future. The amounts invested by the Company in the Bank at March 31, 1995 were approximately $310. The Company's yearly operating expenses are expected to exceed investment income by approximately $30 during 1995.

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash less reserve requirements, time deposits in other financial institutions, federal funds sold, securities held for sale and unpledged investment securities compared to total deposits. At March 31, 1995 and December 31, 1994, this ratio was 28% and 25%, respectively.


Capital Adequacy

     The FRB and the Comptroller of the Currency have specified guidelines for the purpose of evaluating the capital adequacy of holding companies and banks. The table below summarizes the current requirements for 1995, and the Company's and the Bank's compliance therewith. The requirements for the ratio of regulatory capital to risk-weighted assets for an "adequately capitalized" institution is 8.00%.

                                      Capital as a        Minimum       Tier 1
                                      % of  Risk-        Leverage      Capital
                                    Weighted Assets        Ratio        Ratio

Regulatory Requirements for 1995         8.00%            4.00%         4.00%

Consolidated Company Ratio at
 March 31, 1995                          8.44%        Not applicable    8.44%

Bank Ratio at March 31, 1995            10.24%            7.52%         8.98%

The capital levels of both the Bank and the Company currently exceed all minimum regulatory requirements. Management anticipates that both companies will continue to exceed the regulatory minimums in the foreseeable future.
Therefore, the Company and the Bank have adequate capital in order to expand in the future, either through loan generation or other means of expansion.


Effects of Inflation

     The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The most direct effect of inflation is higher interest rates. However, the Bank's earnings are affected by the spread between the yield on earning assets and rates paid on interest-bearing liabilities rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as adjustments in staff expense and occupancy expense, based upon consumer price indices. In the opinion of management, inflation has not had a material effect on the consolidated results of operations.

                           INDEX TO EXHIBITS



Exhibit No.          Description

   27                Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NAPA NATIONAL BANCORP



Date  May 12, 1995                    By: /s/ Brian J. Kelly
                                          Brian J. Kelly
                                          Executive Vice President



                                       By: /s/ Joan E. Heinitz
                                          Joan E. Heinitz
                                          Treasurer