Form 10-Q
period 1995-06-30
NAPA NATIONAL BANCORP
filed 1995-08-14
CIK 700699

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

(Mark one)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995 or

( )     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
For the transition period from                   to

Commission file number: 0-11090

                             NAPA NATIONAL BANCORP
             Exact name of registrant as specified in its charter)

California                                                       94-2780134
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

          901 Main Street, Napa, California                 94559
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:     (707) 257-2440

          3263 Claremont Way, Napa, California              94558
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

As of June 30, 1995, the number of shares outstanding of the registrant's Common Stock, without par value, was 754,500.

                             PART I
                      FINANCIAL INFORMATION
Item 1.
Financial Statements

     The following interim consolidated financial statements are unaudited. However, they reflect all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented. This information should be read in conjunction with the information presented in the Company's annual Form 10-K filing.

     Results for the two quarters as presented are not necessarily indicative of results to be expected of the year as a whole.

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (In 000s)

                                                 June 30,      December 31,
                                                   1995            1994
                                                (Unaudited)
ASSETS
Cash and due from banks                           $ 5,921         $ 5,459
Federal funds sold                                 10,925          10,760
Time deposits with other
 financial institutions                             4,356           4,357
Investment securities: Held to maturity               745           1,216
Federal Reserve Stock                                 181             165
Loans, less allowance for loan losses of
 $1,168 and $1,050 at June 30, 1995
 and December 31, 1994                             66,865          62,103
Premises, furniture, fixtures and
 equipment, net                                     2,158           1,449
Accrued interest receivable                           581             432
Other real estate owned                               678               0
Other assets                                          676             536

  TOTAL ASSETS                                    $93,086         $86,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest-bearing demand                      $15,750         $18,098
 Interest-bearing:
  Savings                                          12,893          14,367
  Transaction                                      22,101          24,431
  Time certificates                                35,135          22,482

      Total deposits                               85,879          79,378
Accrued interest payable and other
 liabilities                                          338             753

  TOTAL LIABILITIES                                86,217          80,131
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
 shares authorized; no outstanding                      0               0
Common stock, no par value, 20,000,000
 shares authorized; 754,500 shares
 issued and outstanding at June 30,
 1995 and December 31, 1994                         6,915           6,915
Accumulated deficit                                   (46)           (569)

  TOTAL SHAREHOLDERS' EQUITY                        6,869           6,346

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                        $93,086         $86,477


                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In 000s, except earnings per share data)


                                                     Quarter Ended June 30,
                                                     1995              1994
Interest income:
 Interest and fees on loans                         $ 1,842         $ 1,256
 Interest on federal funds sold                         165             125
 Interest on time deposits with
  other financial institutions                           64              32
 Interest on investment securities                       20               6
  Total interest income                               2,091           1,419

Interest expense:
 Interest on deposits                                   685             407
  Total interest expense                                685             407

Net interest income                                   1,406           1,012

Provision for loan losses                                75              49
Net interest income after provision
 for loan losses                                      1,331             963
Non-interest income:
 Service charges on deposit accounts                    115              94
 Other customer fees and charges                         58              78
 Mortgage loan origination and
  service fees                                           (1)             (5)
  Total non-interest income                             172             167
Non-interest expense:
 Salaries and employee benefits, net                    571             503
 Occupancy                                               89              71
 Furniture, fixtures and equipment                       85              85
 Marketing and business development                      27              37
 Other                                                  324             249
    Total non-interest expense                        1,096             945

Income before income taxes                              407             185
Income taxes                                            178              73

Net income                                          $   229         $   112
Net income per share                                $  0.26         $  0.15
Weighted average common shares outstanding
     used to compute net income per share           874,300         754,500


             NAPA NATIONAL BANCORP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
            (In 000s, except earnings per share data)

                                               Six Months Ended June 30,
                                                   1995          1994
Interest income:
     Interest and fees on loans                   $3,538        $2,447
     Interest on federal funds sold                  267           215
     Interest on time deposits with
          other financial institutions               123            52
     Interest on investment securities                40            13
          Total interest income                    3,968         2,727

Interest expense:
     Interest on deposits                          1,183           789
          Total interest expense                   1,183           789

          Net interest income                      2,785         1,938

Provision for loan losses                            124            82
Net interest income after provision
     for loan losses                               2,661         1,856
Non-interest income:
     Service charges on deposit accounts             225           175
     Other customer fees and charges                 129           142
     Mortgage loan origination and
          service fees                                 1            19
               Total non-interest income             355           336
Non-interest expense:
     Salaries and employee benefits, net           1,084           980
     Occupancy                                       180           142
     Furniture, fixtures and equipment               195           163
     Marketing and business development               52            53
     Other                                           597           469
               Total non-interest expense          2,108         1,807

Income before income taxes                           908           385
Income taxes                                         385           155

Net income                                        $  523        $  230
Net income per share                             $  0.60        $ 0.30
Weighted average common shares outstanding
     used to compute net income per share        874,300       754,500


                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000s)


                                                Six Months Ended June 30
                                                     1995      1994
Cash flows from operating activities:
 Net income                                      $   523    $   230
 Reconciliation of net income to net
  cash provided by operating activities:
  Depreciation on premises and equipment             134        137
  Amortization of deferred loan fees and
   discounts/premiums on investment securities      (235)      (215)
  Provision for loan losses                          124         82
  (Increase) in accrued interest receivable         (149)       (27)
  (Increase) in other assets, net                   (140)       (39)
  (Decrease) increase in accrued interest
   payable and other liabilities                    (415)       124

 NET CASH (USED) PROVIDED BY
  OPERATING ACTIVITIES                              (158)       292

Cash flows from investing activities:
 Loan originations net of collections             (4,655)    (3,324)
 Net decrease (increase) in time deposits
  with other financial institution                     1     (1,585)
 Purchases of investment securities-held
  to maturity                                        (16)      (484)
 Proceeds from maturities of investment
  securities-held to maturity                        475          0
 Increase in other real estate                      (678)         0
 Proceeds from sale of other real estate               0        112
 Capital expenditures                               (843)       (31)

 NET CASH USED BY INVESTING ACTIVITIES            (5,716)    (5,312)

Cash flows from financing activities:
 Net increases in deposits                         6,501      6,731

 NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                       6,501      6,731

 INCREASE IN CASH AND CASH EQUIVALENTS               627      1,711

Cash and cash equivalents at beginning
 of period                                        16,219     17,284

Cash and cash equivalents at end of
 period                                          $16,846    $18,995


(Continued on following page)

              NAPA NATIONAL BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                            (In 000s)

                                           Six Months Ended June 30,
                                                1995         1994
CASH AND CASH EQUIVALENTS AT JUNE 30
     CONSIST OF:
          Cash and due from banks             $ 5,921       $ 4,215
          Federal funds sold                   10,925        14,780
                                              $16,846       $18,995

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                   $   989       $   745
     Cash paid for income taxes               $ 1,038       $    69


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


Summary of Financial Results

     The Company recorded net income of $229, or $0.26 per share, during the second quarter of 1995, as compared to net income of $112, or $0.15 per share, for the second quarter of 1994. The Company recorded net income of $523, or $0.60 per share, for the first six months of 1995, as compared to net income of $230, or $0.30 per share, for the same period of 1994. The Company's year-to-date 1995 net income was $293 above the results for the same period in 1994 for the following reasons. Net interest income for the first two quarters of 1995 was $847 above the results for the similar period of 1994. This increase was partially offset by an increase in the provision for loan losses for the first six months of 1995 of $42 over 1994's total. Additionally, the slight increase in non-interest income of $19 in 1995 over 1994, was offset by a $301 increase in non-interest expenses for the same period. The Company recorded $385 in income tax expense for the first six months of 1995, an increase of $230 over the same period of 1994.


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

     For the second quarter of 1995, total interest income was $672 higher than the second quarter of 1994. This increase was due to growth in earning assets during the prior twelve months and increases in the prime interest rate during 1994 and early 1995. During the second quarter of 1995, total interest expense increased substantially over both the same period of 1994 and the first quarter of 1995 ($278 and $187, respectively). This increase was primarily attributed to a limited time, one year, 7% certificate of deposit product that the Bank offered late in the first quarter (See "Deposits" herein). These factors resulted in net interest income for the second quarter of 1995 being $394 more that the same period of 1994.

     For the first six months of 1995, total average earning assets were approximately $80,694, an increase of approximately $8,281, or 11%, over total average earning assets ($72,413) during the same period in 1994. This increase in average assets for the first two quarters of 1995 as compared to the same period of 1994, contributed significantly to the increase of $1,241 in total interest income between the two periods.

     Interest bearing deposits for the first six months of 1995 were $70,129, an increase of $8,849, or 14%, over 1994 totals. This growth in interest bearing deposits, coupled with general increases on rates paid on deposits and the 7% certificate of deposit offering discussed above, resulted in total interest expense being higher during the first six months of 1995 over the same period of 1994 by $394.

     For the first six months of 1995, net interest income was $847 higher than the same period of 1994. Net interest income increased primarily due to the increase in earning assets (approximately 11%) and continued higher interest rates experienced in early 1995 over the same period of 1994. These increases were offset by increases in interest bearing deposits and a general rise in the interest rates paid on these deposits.


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

     During the second quarter of 1995, the provision for loan losses was $75 as compared to $49 during the same period in 1994. For the first six months of 1995, the provision was $124 compared to $82 for the same period of 1994. Gross loans totaled $68,033 as of June 30, 1995, an increase of $9,334, or 16%, over the June 30, 1994, balance of

$58,699. The increase in the provision during the first six months of 1995 over 1994, was due primarily to an increase in outstanding loan balances, projected loan growth for the remainder of the year, and management's ongoing assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).


Non-Interest Income

     Non-interest income consists primarily of service charges on deposit accounts and fees charged for other banking services. Non-interest income for both the second quarter and first six months of 1995 showed slight increases over earnings during the similar periods of 1994 ($5 and $19, respectively). This modest growth can be attributed to the continued increase in number of deposit accounts subject to service charges during the period under review. Additionally, during the latter half of 1994, the Bank began offering alternative investment products through the use of a third party vendor. The sale of these products results in a commission fee income for the Bank. These increases were partially offset by decreases in gains on the sale of mortgage loans due to the continually rising interest rates experienced throughout 1994 and into the first half of 1995.


Non-Interest Expense

     For the second quarter of 1995, non-interest expenses increased by $151, or 16%, over the same period of 1994. Total non-interest expenses for the six months ending June 30, 1995 were $2,108, representing an increase of $301, or 17%, over 1994's total of $1,807. Salaries and employee benefit expenses and other expenses showed the largest increases of $104 and $128, respectively, for the first six months of 1995 over the same period in 1994.

   Salaries and employee benefits increased by $68, or 14%, in the second quarter of 1995 as compared to the same quarter of 1994. 1995 year to date salary related expenses increased by $104, or 11%, over the first six months of 1994. This increase can be primarily attributed to an addition of approximately four full time equivalent employees during the previous twelve months. This staff increase was a strategic move by management in order to take advantage of unique marketing opportunities taking place in the Company's service area and were necessary to maintain an adequate service level given the overall growth within the Company. Additionally, annual Company wide salary increases for 1995, which began in March, were approximately 5%.

     In November 1994, the Bank entered into a five year noncancellable operating lease for a new facility in Downtown Napa. This facility was intended to house its existing Downtown Napa branch, primary lending services and headquarters. The Bank began leasehold improvements early in 1995 and rent payments during the later half of the first quarter. During the leasehold improvement stage on this new facility, the Bank continued to operate from the existing Downtown Napa branch. Occupancy and furniture, fixtures and equipment expenses increased in 1995 over 1994 totals for the second quarter and year to date by $18 and $70, respectively. These increases in costs were attributed primarily to the Bank's new branch/headquarters tenant improvements, and the continuous costs of supporting its other four locations.

     During April, the Bank closed its original banking office located at 1500 Third Street, Napa, California and re-opened at 901 Main Street, Napa, California. At the end of June, the Bank relocated its primary lending services and headquarters into the completed facility. After relocation of the head quarters from its previous location on 3263 Claremont Way, Napa, California, this facility began remodeling to accommodate the Bank's customer service and EDP departments. These departments are slated to move early in the third quarter. After this move, the Bank will vacate the leased space which previously housed the Customer Service Center.

     The Company decreased its marketing and business development costs by $10, or 27%, during the second quarter of 1995 over the same period of 1994. For the first six months of 1995 however, marketing and business development costs only decreased by $1, or 2%, over the six months of 1994. This decrease in the second quarter was due primarily to the high profile and costly marketing efforts incurred during the first quarter of 1995. Given the growth in loans and deposits resulting from these marketing efforts, management curtailed the Bank's marketing costs greatly during the second quarter of this year. This curtailment brought marketing costs on a year to date basis more into alignment with the previous year.

     Other non-interest expenses increased by $75, or 30%, during the second quarter of 1995 over the second quarter of 1994. For the six months ended June 1995, other non-interest expenses increased by $128, or 27% over the same period of 1994. A significant portion of this increase is attributable to the fact that the Company has grown 10% in total assets during the previous twelve months. Additionally, the Company approved a new director compensation plan effective January 1, 1995. Director and other professional fees attributed to approximately half of the increase in expenses during the prior twelve months.

Income Taxes

     Income tax expense was 41% of pre-tax income for the six months ending June 30, 1995 and 1994.


Loans and Nonaccrual Loans

     Gross loans totaled $68,033 at June 30, 1995, an increase of $4,880 (8%) and $9,334 (16%), over loan totals as of December 31, 1994 and June 30, 1994, respectively. The increase in the Company's loan portfolio over the last twelve months, resulted from new loan generation by the Bank's loan officers, a concentrated marketing plan, and current changes in the Company's service area.

     As of June 30, 1995, nonperforming loans were $592, as compared to $962, at December 31, 1994. Accruing loans past due 90 days or more were $0 at both June 30, 1995 and December 31, 1994, respectively. The change in nonperforming loans during the first half of 1995 was due primarily to the foreclosure of one nonaccrual loan (See "Other Real Estate Owned" herein).

     During the beginning of 1995, and again in March, the Napa Valley was subjected to severe weather conditions that resulted in some areas of the Valley flooding from high rain fall levels. Most of the flooding resulted in areas near the Napa River or in dormant fields. Management does not believe that this flooding will have a direct or material effect on either its existing loan portfolio or the future growth in loans and deposits.

     On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These statements address the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as credit cards, residential mortgage and consumer installment loans, loans that are measured at fair value or at the lower of cost or fair value and leases. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

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

     At June 30, 1995 and March 31, 1995, the Company's total recorded investment in impaired loans was $0 and $10, respectively, of which all dollars relate to the recorded investment for which there is a related allowance for credit losses of $0 and $5, respectively, determined in accordance with these Statements and $0 and $5, respectively, relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

     The average recorded investment in the impaired loans during the three months ended June 30, 1995, was $4: the related amount of interest income recognized during the period that such loans were impaired was less than $1, and the amount of interest income recognized under the cash-basis method of accounting during the time within the period that the loans were impaired was also less than $1.


Allowance for Loan Losses

     Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company maintains an allowance for possible loan losses at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, and based upon management's assessment of historical loan loss experience, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,168 allowance at June 30, 1995, approximately 1.72% of total loans, was adequate as an allowance against foreseeable losses in the portfolio. At June 30, 1994, the $984 allowance was approximately 1.68% of total loans. There can be no assurance that in any given period the Bank may not sustain charge-offs which are substantial in relation to the size of the allowance. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs.

    The activity in the allowance for loan losses was as follows:

                                     1995        1994
                                        (in 000's)

Balance at January 1                $1,050        $ 912
     Provision for loan losses         124           82
     Recoveries                          0            1
     Charge-offs                        (6)         (11)

Balance at June 30                  $1,168        $ 984

Investments

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 changes the accounting and reporting for certain equity and all debt securities as defined, and requires that upon acquisition, securities be classified into one of the three categories and accounted for as follows:

     Debt securities where management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost.

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

     The Bank's classification of its investment in debt and equity securities according to the provisions of SFAS 115 are as follows:

               June 30, 1995 - Investment Securities Classified
                  According to the Provisions of SFAS No. 115

                                                       Gross         Gross
                                       Amortized    Unrealized    Unrealized     Fair
                                         Cost          Gains        Losses      Value

Held-to-Maturity Securities
U.S. Treasury                           $745            $2            $0     $747
     (Held to maturity)
Federal Reserve Stock                   $181            $0            $0     $181

Other Real Estate Owned

       As of June 30, 1995, other real estate owned consisted of a single property totaling $678. The outstanding balance was originally a prime rate residential loan, secured by a personal residence on approximately 41 acres of land in the northern end of the Napa Valley. The Bank foreclosed on the property in June 1995. The property is listed with and being actively marketed by a local broker. Other real estate owned at December 31, 1994, was 0.


Deposits

     Deposits totalled $85,879 at June 30, 1995, an increase of $6,501, or 8%, from December 31, 1994's balance of $79,378. During the last twelve months, deposits have grown by $7,685, or 10%, over June 30, 1994's total of $78,194. Since December 31, 1994, all categories of deposits except for certificate of deposits, have declined slightly. Certificates of deposits have been the only area to grow during this time frame. The growth in this single category is due almost entirely to the one year, 7% certificate of deposit offered by the Bank during March 1995.

     Non-interest bearing demand deposits were 18% of total deposits at June 30, 1995, as compared to 19% at June 30, 1994. Time certificates of deposit were 41% of total deposits at both June 30, 1995 and 30% at June 30, 1994.


Liquidity and Capital Resources

     Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. As shown in the Consolidated Statements of Cash Flows ("Statement") for the six months ended June 30, 1995 and 1994, the Company's usual and primary sources of funds have been customer deposits and loan principal repayments. While the usual and primary sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as other sources, will depend on future economic and other market conditions.

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

     The 1995 Statement shows that financing activities were the only net source of net cash inflows generating $6,501 for the period. Investing activities used a net $5,716 in cash, primarily for net loan originations which totaled $4,655. Operating activities used a net $158. The Bank experienced deposit growth in the first two quarters of 1995 (see "Deposits" herein), thereby providing a net $6,501 in cash for financing activities. With these transactions, cash and cash equivalents for the first two quarters of the year increased by $627.

     If the Bank's loan portfolio grows substantially, it might be necessary to raise deposits to support this growth. The Bank monitors its loan-to-deposit ratio (79% at June 30, 1995 as compared to 80% at December 31, 1994) on a daily basis. If the loan-to-deposit ratio indicates that a liquidity squeeze is possible, the Bank has a number of options available to raise the necessary liquidity. The Bank can raise rates on deposits to attract more funds, as well as having $5,500, in short-term lines of credit available to it from its correspondent banks.

     The Company's primary source of income is interest income earned on its liquid investments. Due to regulatory restrictions, the Bank is not expected to pay dividends to the Company in the foreseeable future. The amounts invested by the Company in the Bank as of June 30, 1995 were approximately $289. The Company's yearly operating expenses are not expected to exceed investment income by approximately $30 during 1995.

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, time deposits in other financial institutions, federal funds sold, securities held for sale and unpledged investment securities compared to total deposits. At June 30, 1995, this ratio was 24% as compared to 28% at March 30, 1995, and 25% at December 31, 1994.


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

                                            Capital as a         Minimum        Tier 1
                                              % of Risk-         Leverage       Capital
                                           Weighted Assets         Ratio         Ratio

Regulatory Requirements for 1995                8.00%             4.00%         4.00%

Consolidated Company Ratio at
     June 30, 1995                              8.63%          Not applicable    8.63%

Bank Ratio at June 30, 1995                    10.09%             7.21%          8.84%

     The capital levels of both the Bank and the Company currently exceed the regulatory requirements for a "well capitalized" institution. Management anticipates that both companies will continue to exceed the regulatory minimums in the foreseeable future. Therefore, the Company and the Bank have adequate capital in order to expand in the future, either through loan generation or other means of expansion.


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

                       INDEX TO EXHIBITS

Exhibit No.                 Description

   27                       Financial Data Schedule

                             PART II

                        OTHER INFORMATION


Item 1.     Not applicable

Item 2.     Not applicable

Item 3.     Not applicable

Item 4.     Not applicable

Item 5.     Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

                 No reports filed in 1995.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NAPA NATIONAL BANCORP

                               Date: August 11, 1995



                               By:
                               Brian J. Kelly
                               President/COO



                               By:
                               Joan E. Heinitz
                               Treasurer