Form 10-Q
period 1995-09-30
NAPA NATIONAL BANCORP
filed 1995-11-14
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark one)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission file number: 0-11090

                             NAPA NATIONAL BANCORP

            (Exact name of registrant as specified in its charter)

California                                              94-2780134
(State or other jurisdiction of                       I.R.S. Employer
incorporation or organization)                     Identification Number)

                   901 Main Street, Napa, California   94559
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:(707) 257-2440

                                Not Applicable
             (Former name, former address and former fiscal year,
                         If changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(, and (2) has been subject to such filing requirements for the past 90 days.

        Yes      X                                    No

As of November 1, 1995, the number of shares outstanding of the registrant's Common Stock, without par value, was 754,500. Fully dilutive shares outstanding were 874,300.

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

Results for the quarter and nine month period as presented are not necessarily indicative of results to be expected of the year as a whole.

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)


                                            September 30, December 31,
                                                1995          1994
ASSETS
Cash and due from banks                         $ 5,426   $ 5,459
Federal funds sold                                9,790    10,760
Time deposits with other financial
  institutions                                    4,356     4,357
Investment securities: Held to Maturity           1,233     1,216
Federal Reserve Stock                               197       165
Loans, less allowance for loan losses of
  $1,204 and $1,050 at September 30, 1995
  And December 31, 1994                          69,620    62,103
Premises, furniture, fixtures and
 equipment, net                                   2,424     1,449
Accrued interest receivable                         701       432
Other real estate owned                             678         0
Other assets                                        769       536

  TOTAL ASSETS                                  $95,194   $86,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest-bearing demand                   $16,733   $18,098
  Interest-bearing:
   Savings                                       11,406    14,367
   Transaction                                   24,039    24,431
   Time certificates                             35,439    22,482

    Total deposits                               87,617    79,378
Accrued interest payable and other
  liabilities                                       398       753

  TOTAL LIABILITIES                              88,015    80,131

SHAREHOLDERS' EQUITY
Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares outstanding                                  0         0
Common stock, no par value, 20,000,000
  shares authorized; 754,500 shares
  issued and outstanding at September
  30,1995 and December 31, 1994                   6,915     6,915
Retained Earnings                                   264      (569)

  TOTAL SHAREHOLDERS' EQUITY                      7,179     6,346

  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                         $95,194   $86,477

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In 000s, except earnings per share data)

                                                Nine Months Ended September 30,
                                                      1995             1994
Interest income:
     Interest and fees on loans                    $  5,463        $  3,950
     Interest on federal funds sold                     405             318
     Interest on time deposits with
          other financial institutions                  187              94
     Interest on investment securities                   62              26
          Total interest income                       6,117           4,388

Interest expense:
     Interest on deposits                             1,895           1,215
          Total interest expense                      1,895           1,215

          Net interest income                         4,222           3,173

Provision for loan losses                               174             116

Net interest income after provision
     For loan losses                                  4,048           3,057
Non-interest income:
     Service charges on deposit accounts                342             276
     Other customer fees and charges                    197             210
     Mortgage loan origination and
          Service fees                                    1              18
     Other income                                        12               0
          Total non-interest income                     552             504
Non-interest expense:
     Salaries and employee benefits, net              1,675           1,475
     Occupancy                                          289             220
     Furniture, fixtures and equipment                  294             243
     Marketing and business development                  82              85
     Other                                              860             740
          Total non-interest expense                  3,200           2,763

Income before income taxes                            1,400             798

Income taxes                                            567             323

Net income                                         $    833        $    475

Net income per share                               $   0.95        $   0.63

Weighted average common shares
     outstanding used to compute net
     income per share                               874,300         754,500

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In 000s, except earnings per share data)

                                            Quarter Ended September 30,
                                               1995                1994
Interest income:
     Interest and fees on loans             $  1,925           $  1,503
     Interest on federal funds sold              138                103
     Interest on time deposits with
          other financial institutions            64                 42
     Interest on investment securities            22                 13
          Total interest income             $  2,149           $  1,661

Interest expense:
     Interest on deposits                        712                426
          Total interest expense                 712                426

          Net interest income                  1,437              1,235

Provision for loan losses                         50                 34

Net interest income after provision
     For loan losses                           1,387              1,201
Non-interest income:
     Service charges on deposit accounts         117                101
     Other customer fees and charges              68                 68
     Mortgage loan origination and
          Service fees                            (0)                (1)
     Other Income                                 12                  0
          Total non-interest income              197                168
Non-interest expense:
     Salaries and employee benefits, net         591                495
     Occupancy                                   109                 78
     Furniture, fixtures and equipment            99                 80
     Marketing and business development           30                 32
     Other                                       263                271
          Total non-interest expense           1,092                956

Income before income taxes                       492                413

Income taxes                                     182                168

Net income                                  $    310           $    245

Net income per share                        $   0.35           $   0.32

Weighted average common shares
     outstanding used to compute net
     income per share                        874,300              754,500

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000s)

                                                               Nine Months
                                                            Ended September 30,
                                                             1995           1994
Cash flows from operating activities:
 Net income                                               $   833        $   475
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation on premises and equipment                     234            206
   Amortization of deferred loan fees and
    premiums on investment securities                        (256)          (240)
   Provision for loan losses                                  174            116
   (Increase) in accrued interest
    receivable                                               (269)          (153)
   (Increase) in other assets                                (233)          (143)
   (Decrease) increase in accrued interest
    Payable and other liabilities                            (355)           248

      Total adjustments                                      (705)            34

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                         128            509

Cash flows from investing activities:
 Net increase in loans                                     (7,440)        (7,138)
 Proceeds from sale of other real estate                        0            612
 Increase in other real estate owned                         (678)             0
 Net decrease (increase) in time deposits
  with other financial institutions                             1         (1,882)
Purchase of investment securities                            (519)          (732)
 Proceeds from maturities of
  investment securities-held to maturity                      475              0
 Capital expenditures                                      (1,209)           (45)

NET CASH USED BY INVESTING
 ACTIVITIES                                                (9,370)        (9,185)

Cash flows from financing activities:
Net increases in deposits                                   8,239          4,631

  NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                             8,239          4,631

  DECREASE IN CASH/CASH EQUIVALENTS                        (1,003)        (4,045)

Cash and cash equivalents at beginning
  of period                                                16,219         17,284
Cash and cash equivalents at end of
  period                                                  $15,216        $13,239
(Continued on following page)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                   (In 000s)

                                                   Nine Months
                                               Ended September 30,
                                             1995              1994
CASH AND CASH EQUIVALENTS AT September 30
    CONSIST OF:

         Cash and due from banks           $ 5,423           $ 6,619
         Federal funds sold                  9,790             6,620

                                           $15,216           $13,239


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                 $ 1,643           $ 1,231
    Cash paid for income taxes             $ 1,248           $    78

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

Summary of Financial Results

    The Company recorded net income of $310, or $0.35 per share for the third quarter of 1995 as compared to net income of $245, or $0.32 per share for the same period in 1994. For the first nine months of 1995, the Company had net income of $833, or $0.95 per share, as compared to $475, or $0.63 per share for the first nine months of 1994. The Company recorded $567 in income tax expense for the first nine months of 1995 and $323 for the same period of 1994. The Company's year to date 1995 net income was $358 above the results of the same period of 1994 primarily due to the increase in net interest income. Net interest income for the nine months ending September 30, 1995, was $1,049, or 33%, higher than the results for the same period of 1994. Additionally, non-interest income increased by approximately $48, or 10%, over the same period of 1994. These increases were partially offset by an increase in the provision for loan losses for the first nine months of 1995 of $58, or 50%, above 1994's total. During this same time frame, non-interest expense also increased over the prior year by $437, or 16%.

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

    For the third quarter of 1995, net interest income was $202, or 16%, higher than the third quarter of 1994. The increase in total interest income is attributable primarily to the growth in earning assets during the prior twelve months and increases in the prime interest rate during 1994 and early 1995. During the third quarter of 1995, total interest expense increased substantially over the same period of 1994 ($712 and $426, respectively). This increase was primarily attributed to a limited time, one year 7% certificate of deposit product that the Bank offered late in the first quarter of 1995 (See "Deposits" herein). These factors resulted in net interest income for the third quarter of 1995 being $202, or 16%, more than the same period of 1994.

    For the first nine months of 1995, total average earning assets were approximately $82,200, an increase of approximately $8,718, or 12%, over total average earning assets ($73,482) during the same period in 1994. This increase in average assets for the first three quarters of 1995 as compared to the same period of 1994, contributed significantly to the increase of $1,729 in total interest income between the two periods.

    Average interest bearing deposits for the first nine months of 1995 were $67,632, an increase of $6,996, or 12%, over 1994's average of $60,636. This growth in interest bearing deposits, coupled with general increases on rates paid on deposits and the 7% certificate of deposit offering discussed above, resulted in total interest expense being higher during the first nine months of 1995 over the same period of 1994 by $680, or 56%.

    For the first nine months of 1995, net interest income was $1,049 higher than the same period of 1994. Net interest income increased primarily due to the increase in earning assets (approximately 12%) and the continued higher interest rates experienced in early 1995 over the same period of 1994. These increases were offset by increases in interest bearing deposits and a general rise in the interest rates paid on these deposits.

Provision for Loan Losses

    The provision for loan losses is based upon management's assessment of the amount that is necessary to maintain the allowance for loan losses at an adequate level. As further described in the "Allowance for Loan Losses" herein, management takes many factors into consideration when determining the provision. In addition to the factors described in the "Allowance for Loan Losses" section, management also considers loan portfolio growth in establishing the provision.

    During the third quarter of 1995, the provision was $50 as compared to a provision of $34 for the same period in 1994. For the first nine months of 1995, the provision was $174 as compared to a provision of $116 for the same period of 1994. Gross loans totaled $70,824, as of September 30, 1995, an increase of $8,285 or 13%, over the September 30, 1994, balance of $62,539. The increase in the provision during the first nine months of 1995 over 1994, was due primarily to an increase in outstanding loan balances, projected loan growth in the fourth quarter, and management's ongoing assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).

Non-Interest Income

    Non-interest income consists primarily of service charges on deposit accounts and fees charged for other banking services. Non-interest income for the third quarter of 1995 was $197, $29 or 17%, greater than the third quarter of 1994. Non-interest income for the first three quarters of 1995 was $552, $48 or 10%, higher than the same period of 1994. The growth experienced in 1995 can be attributed to the continued increase in number of deposit accounts subject to service charges during the period under review. Additionally, the Bank's merchant card processing program has shown strong gains in 1995 over earnings in 1994.

Non-Interest Expense

    For the third quarter of 1995, non-interest expenses increased by $136, or 14%, over the same period of 1994. Total non-interest expenses for nine months ending September 30, 1995 were $3,200, representing an increase of $437, or 16%, over 1994's total of $2,763. Salaries and employee benefit expenses and other expenses showed the largest dollar increases during the first nine months of 1995 over the same period in 1994 however, occupancy and furniture, fixtures and equipment expenses showed the largest percentage gain.

    Salaries and employee benefits increased by $96, or 19%, in the third quarter of 1995 as compared to the same period of 1994. 1995 year to date salary related expenses increase by $200, or 14%, over the first nine months of 1994. This increase can be primarily attributed to an addition of approximately four full time equivalent employees during the previous twelve months. This staff increase was a strategic move by management in order to take advantage of unique marketing opportunities taking place in the Company's service area and were necessary to maintain an adequate service level given the overall growth within the Company. Additionally, annual Company wide salary increases for 1995, which began in March, were approximately 5%.

    In November of 1994, the Bank entered into a five year noncancellable operating lease for a new facility in Downtown Napa. This facility was intended to house its existing Downtown Napa branch, primary lending services and headquarters. The Bank began leasehold improvements early in 1995 and rent payments during the later half of the first quarter. During the leasehold improvement stage on this new facility, the Bank continued to operate from the existing Downtown Napa branch. Occupancy and furniture, fixtures and equipment expenses increased in 1995 over 1994 totals for the third quarter and year to date by $50 and $120, respectively. These increases in costs were attributed primarily to the Bank's new branch/headquarters tenant improvements, and the continuous costs of supporting its other locations.

    During April, the Bank closed its original banking office located at 1500 Third Street, Napa, California and re-opened at 901 Main Street, Napa, California. At the end of June, the Bank relocated it primary lending services and headquarters into the completed facility. After relocation of the lending and administration staff from its previous location on 3263 Claremont Way, Napa, California, this facility began remodeling to accommodate the Bank's customer service and EDP departments. The remodeling of the Claremont facility was completed in July and these two departments were immediately relocated. With the completion of this move, the Bank was able to vacate the leased space which previously housed the Customer Service Center. At the end of the third quarter, the Bank had consolidated back into three locations, all offering full banking services.

    The Company decreased its marketing and business development costs by $2, or 6%, during the third quarter of 1995 over the same period of 1994. For the first nine months of 1995 marketing costs decreased by $3, or 4%, over the nine months of 1994. These decreases in both the third quarter and year to date, are due primarily to the high profile and costly marketing efforts incurred during the first quarter of 1995. Given the growth in loans and deposits resulting from these marketing efforts, management curtailed the Bank's marketing costs greatly during the second and third quarters of this year.

    Other non-interest expense declined by $8, or 3%, for the third quarter of 1995 over the similar period of 1994. This decline was principally due to the reduction of the FDIC insurance assessment that occurred during the third quarter. The Bank's insurance assessment rate declined from $0.23 to $0.04 per $100 of applicable deposits beginning with the July assessment period. This reduction in assessment rate resulted in a refund of approximately $12 from the second quarter payments which was received in September 1995. Additionally, it reduced the third and forth quarter anticipated payments by an estimated $72.

    For the first nine months of 1995, other non-interest expenses increased by $120, or 16% over the same period of 1994. A significant portion of this increase is attributable to the fact that the Company has grown total assets by 15% during the last twelve months. Additionally, the Company approved a new director compensation plan effective January 1, 1995. Director and other professional fees attributed over half of the increase in expenses during the prior twelve months.

Income Taxes

    Income tax expense was 41% of pre-tax income for the nine months ending September 30, 1995 and 1994.

Loans and Nonaccrual Loans

    Gross loans totaled $70,824 at September 30, 1995, an increase of $7,671 (12%), and $8,285 (13%) over December 31, 1994 and September 30, 1994, respectively. The increase in the Company's loan portfolio over the last twelve months resulted from new loan generation by the Bank's loan officers, a concentrated marketing plan, and current changes in the Company's service area.

    As of September 30, 1995, nonperforming loans were $1,009, as compared to $962, at December 31, 1994. Accruing loans past due 90 days or more were $200 at September 30, 1995 and $0 at December 31, 1994, respectively.

    During the beginning of 1995, and again in March, the Napa Valley was subjected to severe weather conditions that resulted in some areas of the Valley flooding from high rain fall levels. Most of the flooding resulted in areas near the Napa River on dormant fields. Management believes that this flooding will not have a direct or material impact on either its existing loan portfolio or the future growth in loans and deposits.

    On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". These statements address the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as credit cards, residential mortgage and consumer installment loans, loans that are measured at fair value or at the lower of cost or fair value and leases. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

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

    At both September 30, 1995, and June 30, 1995, the Company's total recorded investment in impaired loans was $0, of which all dollars relate to the recorded investment for which there is a related allowance for credit losses were $0, determined in accordance with these Statements and $0 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these Standards.

    The average recorded investment in the impaired loans during the three months ended September 30, 1995, was $4: the related amount of interest income recognized during the period that such loans were impaired was less than $1, and the amount of interest income recognized under the cash-basis method of accounting during the time within the period that the loans were impaired was also less than $1.

Allowance for Loan Losses

    Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company maintains an allowance for possible loan losses at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, and based upon management's assessment of historical loan loss experience, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,204 allowance, approximately 1.70% of total loans outstanding at September 30, 1995, is adequate. At September 30, 1994, the $1,018 amounted to approximately 1.63% of total loans. There can be no assurance that in any given period the Bank may not sustain charge-offs which are substantial in relation to the size of the allowance. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs.

    The activity in the allowance for loan losses was as follows:

                                      1995        1994
Balance at January 1                $1,050      $  912
     Provision for loan losses         174         116
     Recoveries                          3           1
     Charge-offs                        23          11

Balance at September 30             $1,204      $1,018

Investments

    In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 changes the accounting and reporting for certain equity and all dept securities as defined, and requires that upon acquisition, securities be classified into one of the three categories and accounted for as follows:

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

    The Bank's classification of its investment in debt and equity securities according to the provisions of SFAS 115 are as follows:

             September 30, 1995 - Investment Securities Classified
                  According to the Provisions of SFAS No. 115

                        Gross      Gross
                      Amortized  Unrealized   Unrealized   Fair
                        Cost       Gains       Losses       Value

Held-to-Maturity Securities
U.S. Treasury (HTM)    $1,233        $0          $0        $1,233

Other Real Estate Loans


    As of September 30, 1995, other real estate owned consisted of a single property totaling $678. The outstanding balance was originally a prime rate residential loan, secured by a personal residence on approximately 41 acres of land in the northern end of the Napa Valley. The Bank foreclosed on the property in June 1995. The property is listed and being actively marketed by a local broker. Other real estate owned at December 31, 1994, was $0.

Deposits

    Deposits totalled $87,617, at September 30, 1995, an increase of $8,239, or 10%, from December 31, 1994's balance of $79,378. Since December 31, 1994, all categories of deposits except for certificates of deposits have declined slightly. Certificates of deposits have been the only area to grow during this time frame. The growth in this single category is due almost entirely to the one year 7% certificate of deposit offered by the Bank during March 1995.

    Non-interest bearing demand deposits were 19% of total deposits at September 30, 1995, as compared to 20% at September 30, 1994. Time certificates of deposit were 40% of total deposits for the nine months ended September 30, 1995, and 29% for the same period of 1994.

Liquidity and Capital Resources

    Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. As shown in the Consolidated Statements of Cash Flows ("Statement") for the nine months ended September 30, 1995 and 1994, the Company's usual and primary source of funds has been customer deposits and loan principal repayments. While the usual and primary sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as those from other sources, will depend on future economic and other market conditions.

    The maturity and repricing profile of the Company's asset-liability mix is currently in an asset sensitive position. This means that when there exists a declining interest rate environment, the returns on the Company's earning assets decrease more quickly than the Company's cost of funds. This causes a narrowing of the net interest spread and a possible decrease to the overall earnings of the Company. As rates increase, the opposite effect occurs. The Company's management monitors the asset-liability position of the Company on a monthly basis and is continually assessing both the asset-liability mix and the products being offered to its customer.

    The 1995 Statement shows that operations and financing activities were sources of net cash inflows ($128 and $8,239, respectively) for the first nine months of the year. Investing activities used a net $9,370 in cash, which was comprised primarily in increases in net loan originations which totaled $7,440, and capital expenditures totaling $1,209. The Bank experienced deposit growth in the first nine months of 1995 (See "Deposits" herein), thereby providing a net $8,239 in cash by financing activities. With these transactions, cash and cash equivalents for the first nine months of 1994 decreased by $1,003.

    If the Bank's loan portfolio grows substantially, it might be necessary to raise deposits to support this growth. The Bank monitors its loan-to-deposit ratio (81% at September 30, 1995 as compared to 80% at December 31, 1994) on a daily basis. If the loan-to-deposit ratio indicated that a liquidity squeeze is possible, the Bank has a number of options available to raise the necessary liquidity. The Bank can raise rates on deposits to attract more funds, as well as having $5,500, in short-term lines of credit available to it from its correspondent banks.

    The Company's primary source of income is interest income earned on its liquid investments. Due to regulatory restrictions, the Bank is not expected to pay dividends to the Company in the foreseeable future. The amounts invested by the Company in the Bank as of September 30, 1995 were approximately $288. The Company's yearly operating expenses are expected to exceed investment income by approximately $23 during 1995.

    Liquidity is measured by various ratios, the most common being the liquidity ratio of cash less reserve requirements, time deposits with other financial institutions, federal funds sold, and unpledged investment securities compared to total deposits. At September 30, 1995, this ratio was 22% as compared to 25% at December 31, 1994, and 22% at September 30, 1994. As discussed in "Deposits" herein, the Bank's one year, 7% certificates of deposits will be maturing during the first quarter of 1996. With continued deposit growth and a very concentrated marketing campaign aimed at retaining these funds, the Bank does not anticipate any significant drop in its liquidity ratio in 1996.

Capital Adequacy

    The Federal Reserve Bank and the Comptroller of the Currency have specified guidelines for the purpose of evaluating the capital adequacy of holding companies and banks. The table below summarizes the current requirements for 1995, and the Company's and the Bank's compliance therewith. The requirements for the ratio of regulatory capital to risk-weighted assets for an "adequately capitalized" institution is 8.00%.

                                   Capital as a      Minimum      Tier 1
                                    % of Risk-       Leverage     Capital
                                  Weighted Assets     Ratio        Ratio
Regulatory Requirements
for 1995                               8.00%        4.00%        4.00%

Consolidated Company Ratio at
September 30, 1995                     8.81%      Not applicable  8.81%

Bank Ratio at September
30, 1995                              10.35%        7.33%         9.09%

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


                            NAPA NATIONAL BANCORP



Date: November 13, 1995     By:
                               Brian J. Kelly
                               President/COO



                            By:
                               Joan E. Heinitz
                               Treasurer

                               INDEX TO EXHIBITS

Exhibit No.                                           Description

   27                                           Financial Data Schedule