Form 10-K
period 1995-12-31
NAPA NATIONAL BANCORP
filed 1996-04-01
CIK 700699

                           FORM 10 - K
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(i) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended:  December 31, 1995
Commission File:     0-11090


                       NAPA NATIONAL BANCORP
        (Exact name of registrant as specified in its charter)

California                               94-2780134
(State of incorporation)                 (I.R.S. Identification No.)

901 Main Street, Napa, California, 94559
(Address of principal executive offices)

Registrant's telephone number:  (707) 257-2440

Securities registered pursuant to Section 12(b) of Act:  None

Securities registered pursuant to Section 12(g) of Act: Common Stock, Without Par Value (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 15, 1996: $1,828,000


Number of shares of Common Stock outstanding of the registrant's Common Stock, without par value, as of March 15, 1996 was 754,500. Fully diluted shares outstanding at this date was 882,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for use in connection with the 1996 Annual Meeting of Shareholders is included in Part III, Items 10, 11, 12, and 13, included herein.

                               TABLE OF CONTENTS



PART I

Item 1.    Business

Item 2.    Properties

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders


PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters

Item 6.    Selected Financial Data

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation

Item 8.    Financial Statements and Supplementary Data

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure


PART III

Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions


PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

SIGNATURES

                            PART I

Item 1.     Business.

(a)  General.

     Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. At December 31, 1995, the Company had consolidated assets of $104,851,000 and shareholders' equity of $7,447,000. The Bank is a full service commercial bank with three offices serving the Napa Valley area in Northern California. The Company itself does not engage in any business activities other than the ownership of the Bank and the ownership of Napa National Leasing Corporation, an inactive subsidiary authorized to engage in the leasing of equipment and other personal property (the "Leasing Company").
W. Clarke Swanson, Jr., the President and a director of the Company, beneficially owns approximately 71% of the outstanding shares of Common Stock of the Company. The Company is registered under the Bank Holding Company Act of 1956, as amended.

    The Bank provides a wide range of commercial banking services to individuals, professionals and small - and medium-sized businesses in the Napa Valley area. The services provided include those typically offered by commercial banks, such as: checking, interest checking, savings, and time deposit accounts, commercial, construction, personal, home improvement, mortgage, automobile and other installment and term loans, travelers' checks, night depository facilities, wire transfers, merchant card services, courier service and automated teller machines. The Bank offers fixed and variable annuities and mutual funds to its customers through a networking relationship with a third party provider.

    The Bank does not provide international banking or trust services but has arranged for its correspondent banks to offer these and other services to its customers on an as needed basis.

    Small businesses and professionals, manufacturer, distributors, retailers, wineries, vineyard owners, real estate developers and the Bank's shareholders currently form the core of the Bank's customer and deposit base. In order to attract these customers, the Bank offers extensive personalized contact, specialized services and banking convenience, including Saturday banking hours.


Existing Locations

    In addition to the Bank's head offices at 901 Main Street in Downtown Napa, the Bank has two branch offices, one in St. Helena and one in North Napa. All three facilities offer full service to the Bank's customers. See Item 2. - "Properties" herein.


Deposits

    Most of the Bank's deposits are obtained from individuals, professional firms and small -to medium-sized businesses from the Bank's service area. As of December 31, 1995, the Bank had a total of 8,830 accounts representing 5,452 demand accounts with an average balance of approximately $8,593 each, 2,185 savings accounts with an average balance of approximately $6,763 each, and 1,193 other time accounts with an average balance of approximately $29,400 each.

Other Borrowings

    At December 31, 1995 and 1994, the Bank had no borrowed funds.


Lending Activities

    The Bank concentrates its lending activities in four areas: commercial loans, short-term real estate and construction loans, mortgage loans, and loans to individuals or household, automobile and other personal expenditures. At December 31, 1995, these four loan categories accounted for approximately 65%, 17%, 4% and 14%, respectively, of the Bank's loan portfolio. Within these categories, $6,913,000, or 9%, of the loan portfolio, relate to the winery and vineyard segment of the agricultural industry with commitments to lend an additional $3,347,000. Current trends in or affecting the Napa Valley wine industry which may have a potential effect on the Company includes phylloxera, a parasite which attacks the roots of grapevines. Certain of these trends are discussed in greater detail under "Selected Statistical Information--Loan Portfolio" herein.

    Under federal regulations applicable to national banks, at December 31, 1995, in general, the Bank cannot make loans to one borrower in excess of $1,272,000. For borrowers desiring loans in excess of the Bank's lending limit, the Bank may make such loans on a participation basis with its correspondent banks, without recourse to the Bank. In other cases, the Bank may refer such borrowers to larger banks or lending institutions. The interest rates charged for the various loans made by the Bank vary with the degree of risk, size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates.

    The Bank's construction and mortgage loans are not concentrated in any one category and include loans to individuals, partnerships and corporations. As of December 31, 1995, the Bank had gross loans outstanding of $74,699,000 and undisbursed loan commitments of $18,814,000.


Commitments and Lines of Credit

    The Bank makes contractual commitments to extend credit. Such commitments are usually made in the form of revolving lines of credit or term loans with one or more takedowns. Commitments and lines of credit typically mature within one year. The Bank also extends standby letters of credit which support the obligations of Bank customers to third parties. At December 31, 1995, the Bank had $18,168,000 in commitments to extend credit and $646,000 in standby letters of credit.


Correspondent Banks

    At December 31, 1995, the Bank had correspondent relationships with First Interstate Bank of California, Bank of America National Trust and Savings Association, Union Bank and Bank of California. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers and, as a net seller of federal funds (overnight interbank loans), to minimize the risk of undue concentration of its resources with a few entities. The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

Employees

    At December 31, 1995, the Bank employed 67 employees, including 24 officers and 6 part-time employees. At December 31, 1995, the Company employed two employees.

(c)  Napa National Leasing Corporation - Company Subsidiary

     This subsidiary was inactive during 1995.

(d)  Selected Statistical Information

    The following tables present certain consolidated statistical information concerning the business of the Company and its subsidiaries. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included herein at Item 7, and the Company's consolidated financial statements and the notes thereto included herein at Item 14.

    During 1995 and prior years, the Company did not own any tax-exempt securities.

Distribution of Average Assets, Liabilities and Shareholders' Equity

    The following table sets forth the distribution of consolidated average assets, liabilities and shareholders' equity for the years ended December 31, 1995 and 1994. Average balances have been computed using daily adjusted balances.

                                                Year Ended December 31,
                                               1995                1994
                                         Average             Average
                                         Balance  Percent    Balance  Percent
                                         (000's)  of Total  (000's)  of Total

ASSETS

Cash and Due from Banks                   $ 5,546      6.0%    $ 4,787    5.9%
Interest-Bearing Deposits
  With Other Banks                          4,356      4.7       3,467    4.3
Taxable Investment Securities               1,387      1.5         989    1.2
Federal Funds Sold                         10,285     11.1      10,746   13.3
Loans, Net (1)                             67,092     72.7      57,862   71.8
Premises and Equipment, Net                 2,080      2.3       1,548    1.9
Other Assets and Accrued
  Interest Receivable                       1,595      1.7       1,280    1.6

     Total Assets                         $92,341    100.0%    $80,679  100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                                  $15,752     17.1%    $13,586   16.8%
  Interest-Bearing
     Transaction Accounts                  24,682     26.7      24,726   30.6
  Savings                                  12,151     13.2      13,768   17.1
  Time                                     32,503     35.2      22,648   28.1

Total Deposits                             85,088     92.2      74,728   92.6

Other Liabilities and
  Accrued Interest                            540      0.5         409    0.5

Shareholders' Equity                        6,713      7.3       5,542    6.9
Total Liabilities and
     Shareholders's Equity                $92,341    100.0%    $80,679  100.0%

- --------------------
1) Average loans include net deferred loan fees and non-accrual loans and are net of the allowance for loan losses.

Interest Rates and Differentials

    The following table sets forth information concerning interest-earning assets and interest-bearing liabilities, respective average yields or rates, the amount of interest income or expense, and the net interest margin and the net interest spread. Loan fees of $294,000 in 1995 and $242,000 in 1994 are included, while non-accrual interest is excluded, from computations of interest income and expense.


                                     Year Ended December 31, 1995
                                                Interest
                                     Average    Income/    Average
                                     Balance    Expense     Yield/
                                     (000's)    (000's)      Rate

INTEREST-EARNING ASSETS

Loans, Net (1.2)                     $67,092      $7,515     11.20%
Interest-Bearing Deposits
  With Other Banks                     4,356         251      5.76
Taxable Investment Securities          1,387          83      5.98
Federal Funds Sold                    10,285         583      5.67

  Total Average Earning Assets       $83,120      $8,432     10.14%

INTEREST-BEARING LIABILITIES

Deposits:
  Interest-Bearing Transaction
    Accounts                         $24,682      $  517      2.09%
  Savings                             12,151         292      2.40
  Time                                32,503       1,825      5.61

Total Average Deposits                69,336       2,634      3.80

  Total Average Interest-Bearing
    Liabilities                      $69,336      $2,634      3.80%

Net Interest Income and
  Net Interest Margin (3)                         $5,798      6.98%

Net Interest Spread (4)                                       6.34%

1) Average loans include net deferred loan fees and non-accrual loans and are net of allowance for loan losses.

2)  Loan interest income includes loan fees of $294,000.

3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

4) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

                                        Year Ended December 31, 1994
                                                   Interest
                                        Average    Income/    Average
                                        Balance    Expense     Yield/
                                        (000's)    (000's)      Rate

INTEREST-EARNING ASSETS

Loans, Net (1.2)                        $57,862      $5,619      9.71%
Interest-Bearing Deposits
  With Other Banks                        3,467         148      4.27
Taxable Investment Securities               989          47      4.75
Federal Funds Sold                       10,746         412      3.83

 Total Average Earning Assets           $73,064      $6,226      8.52%

INTEREST-BEARING LIABILITIES

Deposits:
  Interest-Bearing Transaction
     Accounts                           $24,726      $  470      1.90%
  Savings                                13,768         323      2.35
  Time                                   22,648         865      3.82

     Total Average Deposits              61,142       1,658      2.71

     Total Average Interest-Bearing
Liabilities                             $61,142      $1,658      2.71%

Net Interest Income and
  Net Interest Margin (3)                            $4,568      6.25%
Net Interest Spread (4)                                          5.81%

1) Average loans include net deferred loan fees and non-accrual loans and are net of allowance for loan losses.

2)  Loan interest income includes loan fees of $242,000.

3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

4) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

                                        Year Ended December 31, 1993
                                                   Interest
                                        Average    Income/    Average
                                        Balance    Expense     Yield/
                                        (000's)    (000's)      Rate

INTEREST-EARNING ASSETS

Loans, Net (1.2)                        $49,711      $4,502      9.06%
Interest-Bearing Deposits
  With Other Banks                        1,250          45      3.60
Taxable Investment Securities               651          27      4.15
Federal Funds Sold                        9,343         257      2.75

 Total Average Earning Assets           $60,955      $4,831      7.93%

INTEREST-BEARING LIABILITIES

Deposits:
  Interest-Bearing Transaction
     Accounts                           $19,808      $  446      2.25%
  Savings                                13,465         372      2.77
  Time                                   18,514         733      3.96

     Total Average Deposits              51,787       1,551      2.99

     Total Average Interest-Bearing
Liabilities                             $51,787      $1,551      2.99%

Net Interest Income and
  Net Interest Margin (3)                            $3,280      5.38%
Net Interest Spread (4)                                          4.94%

1) Average loans include net deferred loan fees and non-accrual loans and are net of allowance for loan losses.

2)  Loan interest income includes loan fees of $207,000.

3) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

4) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Rate and Volume Variances

    The following tables set forth, for the periods indicated, a summary of the changes in average interest bearing asset and liability balances (volume) and changes in average interest rates (rate). Where significant, the change in interest due to both volume and rate has been allocated to the change due to volume and rate in proportion to the relationship of absolute dollar amounts in each. Insignificant changes have been allocated solely to the change due to volume.

                                            Year Ended December 31, 1995
                                                     Compared to
                                            Year Ended December 31, 1994
                                                      (In 000's)

                                                                   Net
                                           Volume    Rate          Change

INCREASE (DECREASE) IN INTEREST INCOME:

  Loans, Net                                  $896        $1,000   $1,896
  Interest-Bearing Deposits
     With Other Banks                           38            65      103
  Taxable Investment Securities                 19            17       36
  Federal Funds Sold                           (18)          189      171

     Total Increase                            935         1,271    2,206

INTEREST (DECREASE) IN INTEREST EXPENSE:

Deposits:
  Interest-Bearing Transaction
     Accounts                                   (1)           48       47
  Savings                                      (37)            6      (31)
  Time                                         377           583      960

     Total Increase                            339           637      976

    Increase in Net Interest Income           $596          $634   $1,230


                                         Year Ended December 31, 1994
                                                 Compared to
                                         Year Ended December 31, 1993
                                                  (In 000's)
                                                               Net
                                        Volume   Rate          Change

INCREASE (DECREASE) IN
  INTEREST INCOME:

  Loans, Net                               $740        $ 377   $1,117
  Interest-Bearing Deposits
     With Other Banks                        80           23      103
  Taxable Investment Securities              14            6       20
  Federal Funds Sold                         39          116      155
     Total Increase                         873          522    1,395

INTEREST (DECREASE) IN INTEREST
  EXPENSE:

Deposits:
  Interest-Bearing Transaction
     Accounts                               110          (86)      24
  Savings                                     8          (57)     (49)
  Time                                      164          (32)     132
     Total Deposits                         282         (175)     107

     Total increase (decrease)              282         (175)     107

     Increase in Net Interest Income       $591        $ 697   $1,288


Investment Securities and Federal Reserve Stock

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

    Debt and equity securities not classified as either securities to be held to maturity or trading account securities are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholder's equity, net of the income tax effect that would result from their sale.

    The Bank's classification of its investment in debt and equity securities according to the provisions of SFAS 115 are as follows:

                December 31, 1995 - Investment Securities Classified
                 According to the Provisions      of SFAS No. 115

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized     Fair
                                  Cost       Gains       Losses      Value

Held-to-Maturity Securities
U.S. Treasury (HTM)            $1,235,000     $15,000          $0  $1,250,000

                December 31, 1994 - Investment Securities Classified
                 According to the Provisions of SFAS No. 115

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized     Fair
                                  Cost       Gains       Losses      Value

Held-to-Maturity Securities
U.S. Treasury (HTM)            $1,216,000          $0          $0  $1,216,000

    Although not a security under SFAS No. 115, the Company had Federal Reserve Stock totally $197,000 and $165,000, at December 31, 1995 and 1994,
respectively.

    Yields on securities have been calculated by dividing interest income, adjusted for amortization of any premium and accretion of any discount, by the book value of the related securities. The Company's Federal Reserve Bank Stock has no maturity and a weighted average yield of 6.0%. All of the Company's U.S. Government Agency securities have a maturity of less than six months and also have a weighted average yield of 6.0%.

Loan Portfolio

    The Company's primary service area is Napa County and the Carneros growing region of Sonoma County. The Company's portfolio of loans consists of real estate mortgage and construction loans, commercial and consumer loans.

    At December 31, 1995, the Company's real estate construction portfolio totaled $7,850,000. Real estate loans consisted of single family residences to developers and owner-builders with a history of successfully developing projects in the Company's market area. The loan-to-value ratio on each real estate construction loan required by the Company depends upon the amount of the loan, the nature of the property, whether the property is residential or commercial and whether or not it is owner occupied. For construction loans, the Company's policy is to require that the loan-to-value ratio generally be no more than 70% when the loan is initially made and that the borrower generally has no less than a 50% equity interest in the land. Substantially all of the real estate construction portfolio is secured by real estate located within the Company's service area.

    Conventional real estate loans totaled $4,729,000 at December 31, 1995. The loan-to-value ratio required by the Company on conventional real estate loans depends upon the nature of the property and whether or not it is owner-occupied. For owner-occupied conventional real estate loans, the Company usually requires that the loan-to-value ratio be no more than 80% except when private mortgage insurance is required, whereupon the Company may allow the loan-to-value ratio to rise generally to no more than 85% when the loan is initially made. Non-owner-occupied conventional real estate loans must have loan-to-value ratios not exceeding 70% when the loan is made. The entire real estate mortgage portfolio is generally secured by first or second deeds of trust. Substantially all of the secured property is located within the Company's service area.

    At December 31, 1995, commercial loans totaled $48,407,000. Commercial lending is primarily to professionals and companies with sales up to $10 million. The Company's lending relationships generally involve companies with sales of no more than $30 million. Substantially all of the commercial loan portfolio is secured, some of which may include real estate collateral. Such loans are not intended as permanent financing of real estate but are made for commercial purposes and are secured by commercial real estate. The Company evaluates such loans based upon the borrower's ability to service the debt through its business operations and does not rely primarily on the value of the real estate collateral for repayment. The remaining portfolio is secured by accounts receivables, inventory, equipment, stock and deposits held by the Company.

    Total consumer loans, including personal lines of credit, were $13,713,000 at December 31, 1995. Included in consumer loans to individuals are home equity lines of credit, totaling $10,337,000, which are secured primarily by second trust deeds on single family residences. The Company requires a debt-to-value ratio of not higher than 75% for most home equity loans when the loan is initially made. The remaining portfolio is collateralized by automobiles, computers and other equipment, and deposits held by the Company. Over 70% of the Company's consumer portfolio is secured.

    The Company had standby letters of credit outstanding of $646,000 and $1,016,000 at December 31, 1995 and December 31, 1994, respectively. In addition, the Company had commitments to fund real estate construction loans, commercial loans and consumer loans of $4,011,000, $12,625,000 and $1,532,000, respectively, at December 31, 1995.

    The Company did not have any loans related to lease financing activities in the loan portfolio at December 31, 1995.

    The following table shows the composition of the Bank's loan portfolio by type of loan or borrower as of December 31, 1995 and 1994:

                                    December 31,
                                  1995       1994
                                          (In 000's)

Commercial                      $48,407     $35,856
Real Estate--Construction         7,850       8,588
Real Estate--Mortgage             4,729       6,458
Installment Loans and Leases      3,376       2,510
Personal Lines of Credit
  and Other                      10,337       9,741

     Total Loans                 74,699      63,153
Less Allowance for
  Loan Losses                    (1,325)     (1,050)

Total Loans, Net                $73,374     $62,103

    In recent years, California commercial real estate markets in general have experienced some difficulties. While these developments have not, in the judgment of management, had a material adverse impact on the Bank's business, there can be no assurance that further softening of the California real estate market will not occur, nor can any assurance be given as to the effect of any such developments on the Bank's business. Further increases in interest rates could adversely impact real estate values or the ability of borrower to satisfy the material terms of such loans.

    During the beginning of 1995, and again in March 1995, the Napa Valley was subjected to severe weather conditions that resulted in some areas of the Valley flooding from high rain fall levels. Most of the flooding resulted in areas near the Napa River on dormant fields. Management believes that this flooding did not have a direct or material impact on its existing loan portfolio nor is it believed that it will have an impact on future growth in loans and deposits.


Loan Concentrations

    At December 31, 1995, approximately $53,921,000, or 72% of the loan portfolio was secured by commercial or residential real estate. Concentrations of the Bank's lending activity in the real estate sector could have the effect of intensifying the impact on the Bank if there are any adverse changes in the real estate market in the Bank's lending area.

    The Bank is located in the Napa Valley and a significant amount of its loans are related to winery and vineyard operations. Loans related to winery and vineyard operations constituted approximately $6,913,000, or 9% of total loans at December 31, 1995, as compared to $6,376,000, or 10% of total loans, at December 31, 1994. A downturn in the wine industry in the Napa Valley or a disruption in wine production, which may result from extreme weather conditions, plant diseases or other natural causes, competition, changes in governmental regulatory or tax policies, or changes in consumer preferences, could have a significant adverse impact on the Company's results of operations and financial condition.

    Certain vineyards in the Napa Valley have been invaded by phylloxera, a parasite which attacks the roots of the vines and which over a long period of time destroys the vines. The parasite is easily spread through various means from vineyard to vineyard. There is a potential that, ultimately, 70% of the Napa Valley will have to be replanted with phylloxera-resistant stock. This replanting will be done in stages over a long period of time. Production may decline somewhat during this period as it takes approximately five years for newly planted vines to mature into full production. Management has evaluated, and continues to evaluate, vineyard loans in its portfolio which may be adversely affected by phylloxera and its associated consequences. Based on information available at December 31, 1995, management does not believe its vineyard and winery customers which may need to replant will experience difficulty repaying their existing loans


Nonaccrual, Past Due and Restructured Loans

    The following table shows the Company's classified loans by category as of December 31, 1995 and 1994:

                                                    December 31,
                                               1995              1994
                                                     (In 000's)
Nonperforming assets:
Nonaccrual Loans                                 $1,447            $ 962

    Total Nonperforming Assets                   $1,447            $ 962

    Management analyzes each loan on a case by case basis to determine when, in management's opinion, interest should no longer be accrued. This occurs when management determines the ultimate collectibility of principal or interest to be unlikely or when loans become 90 days or more past due, unless they are well secured and in the process of collection or unless other circumstances exist which justify the treatment of the loan as fully collectible. When a loan is placed on nonaccrual status, unpaid interest is reversed and charged against current income.

    Interest income on nonaccrual loans at December 31, 1995 which would have been recognized during the year if the loans had been current in accordance with their original terms totaled $291,000 versus $85,000 for the same period in 1994.

    As of December 31, 1995 and 1994, other real estate owned totaled $0. It is the Company's policy to write foreclosed property down to the lower of fair market value less estimated selling costs or cost at the time it is reclassified into other real estate owned. Miscellaneous expenses relating to the property are charged to other noninterest expenses as incurred.

    As of the date of this filing, there were no other significant loans, other than those included in the table above, where known information concerning possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may become nonperforming loans. See "Nonperforming Assets" herein.

    At December 31, 1995, the Company's total recorded investment in impaired loans was $1,447,000, of which all dollars relate to the recorded investment for which there is a related allowance for credit losses were $233,000, determined in accordance with these Statements and $3,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these Standards.

    The average recorded investment in the impaired loans during 1995 was $1,204,000: the related amount of interest income recognized during the period that such loans were impaired was less than $1,000, and the amount of interest income recognized under the cash-basis method of accounting during the time within the period that the loans were impaired was also less than $1,000.


Summary of Loan Loss Experience

    Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company has an allowance for loan losses which is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, historical loan loss experience, the amount of past due and nonperforming loans, comments of third-party loan review consultants, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,325,000 allowance, which constitutes 1.77% of total loans at December 31, 1995, was adequate as an allowance against foreseeable losses from the loan portfolio. The allowance was $1,050,000, or 1.66%, of the total loan portfolio at December 31, 1994. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future allowance levels.

    An analysis of the allowance for loan losses for the years ending December 31, 1995 and 1994 follows:

                                               December 31,
                                             1995       1994
                                                (In 000's)
Allowance for Loan Losses:
   Balance--Beginning of Year              $ 1,050     $   912
   Provision Charged to Expense                323         149
   Loans Charged Off:
     Commercial                                (20)          0
     Personal Lines of Credit and Other        (31)        (12)
       Total Loans Charged Off                 (51)        (12)
   Recoveries:
     Personal Lines of Credit and Other          3           1
       Total Recoveries                          3           1
Net Loans (Charged Off) Recovered              (48)        (11)

   Allowance for Loan Losses               $ 1,325     $ 1,050

   Average Gross Loans Outstanding
     During Period                         $68,499     $59,025
   Total Gross Loans at End of Year        $74,699     $63,153

Ratios:
   Net Loans Charged Off
     to Average Loans Outstanding     0.07%  0.02%
   Net Loans Charged Off to Total
     Loans at End of Year             0.06%  0.02%
   Allowance for Loan Losses to
     Average Loans                    1.93%  1.78%
   Allowance for Loan Losses to
     Total Loans at End of Year       1.77%  1.66%
   Net Loans Charged Off
     to Allowance for Loan
     Losses at End of Year            3.62%  1.05%
   Net Loans Charged Off
     to Provision for
     Loan Losses                     14.86%  7.38%

    The table set forth below shows a breakdown of the portfolio of loans at the dates indicated and the amount of the allowance that has been allocated as of those dates to each of the loan categories. Management believes that any breakdown or allocation of the allowance for possible loan losses into loan categories lends an appearance of exactness which does not exist, in that the reserve is ultimately utilized as a single unallocated allowance available for all loans.

                              December 31, 1995     December, 31, 1994
                                         Percent                Percent
                                        of Loans               of Loans
                                         in Each                in Each
                                        Category               Category
                            Amount of   to Total   Amount of   to Total
                            Allowance     Loans    Allowance     Loans
                             (000's)                (000's)
Commercial                     $  731         62%     $  599         57%
Real Estate-Construction          123         11         101         14
Real Estate-Mortgage              119         10          19         10
Installment Loans
   and Leases                      77          7          52          4
Personal Lines of
   Credit and Other               120         10         109         15
Unallocated                       155                               170

     Total                     $1,325        100%     $1,050        100%

Maturity Distribution and Interest Rate Sensitivity of Loans

    The following table shows the maturity distribution of the portfolio of loans and leases in thousands as of December 31, 1995 and sets forth the sensitivity to changes in interest rates of the amounts maturing in one year or less and after one year:

                                        After One
                                         Through     After
                              One Year    Five        Five
                              Or Less     Years      Years      Total
                                              (In 000's)

Commercial                     $46,299     $2,042       $ 66   $48,407
Real Estate-Construction         7,850          0          0     7,850
Real Estate-Mortgage             3,534        897        298     4,729
Installment Loans & Leases       1,449      1,927          0     3,376
Personal Lines of Credit &
   Other                        10,299         38          0    10,337

     Total                     $69,431     $4,904       $364   $74,699

Loans With Fixed Interest
   Rates                       $   895     $3,418       $364   $ 4,677
Loans With Floating
   Interest Rates               68,536      1,486          0    70,022

    Total                      $69,431     $4,904       $364   $74,699


Nonperforming Assets

    The following discussion involves an asset not included in the nonperforming asset table above as the Company has fully reserved for the book value of this asset.

    The Company determined in early 1988 that a corporate borrower and its owner (the "Owner") were experiencing financial difficulties such that the company would not be able to make scheduled loan payments or repay the loan in the normal course of business. The loan, made in early 1987, was a $500,000 unsecured loan which had been guaranteed by the Owner.

    As part of a recovery strategy, the Company obtained as collateral the Owner's interest in 55,000 shares of a total of 134,000 shares that were represented to be outstanding in a totally unrelated corporation, Sign Technology, Inc. ("Sign Tech"). This transaction was consummated during the first quarter of 1988.

    It soon became clear that the Company might receive approximately $150,000 less from the sale of the business and resulting sale of its stock interest therein in the event the minority Shareholder did prevail. Thus, management elected to provide a valuation reserve against the stock as set forth in the provisions of Statement of Financial Accounting Standards No. 5. The valuation reserve was established at the end of the third quarter of 1988 in the amount of $150,000 through a charge to other expense.

    Late in the fourth quarter of 1989, there were changes in the circumstances surrounding the Sign Tech asset, which changes caused management to have significant doubts as to the fair value of the Sign Tech stock, i.e., the amount realizable in an outright sale of the stock to an unrelated third party for cash.

    The Company concluded that an outright sale of the stock to an unrelated third party for cash was not probable. While the Company intends to vigorously pursue collection of the asset, the changes in circumstances in the fourth quarter of 1989 raised significant doubts as to the timing and amount, if any, which the Company may ultimately recover. Therefore, in the fourth quarter of 1989, management increased the Sign Tech valuation reserve to 100% of the asset's book value through a charge of $350,000 to other expense. The Company's ability to divest this asset was materially and adversely affected by a law suit between Sign Tech and its management on the one hand, and a minority shareholder on the other. The law suit was settled in 1992.

    In November 1993, the Office of the Comptroller of the Currency (OCC) granted the Company a five year extension on the holding period of this nonperforming asset. This extension period ends in November of 1998. The Company continues to work with the owners and management of Sign Tech to recover on this asset.


Deposits

    The following table reflects average balances and the average rates paid for the major categories of deposits for the years ended December 31, 1995 and 1994:

                                        Year Ended December 31,
                                             1995                1994
                                 Average   Average   Average   Average
                                 Balance     Rate    Balance     Rate
                                 (000's)             (000's)
Noninterest-Bearing Demand       $15,752      0.00%  $13,586      0.00%
Interest-Bearing
   Transaction Accounts           24,682      2.09    24,726      1.90
   Savings Deposits               12,151      2.40    13,786      2.35
   Time Deposits over 100,000      7,551      5.19     6,431      3.69
   Other Time Deposits            24,952      5.74    16,217      3.87

Total Deposits                   $85,088      3.80%  $74,728      2.71%

    The following table sets forth, by time remaining to maturity, the domestic time deposits in amounts of $100,000 or more at December 31, 1995:

                                                      Amount
                                                      (000's)
         Maturing In:

         Three Months or Less                         $5,721
         Over Three Through Twelve Months              3,107
         Over Twelve Months                              621

              Total                                   $9,449

Selected Financial Ratios

    The following table sets forth certain financial ratios for the periods indicated (averages are computed using daily figures):


                                          Year Ended December 31,
                                             1995         1994
Net income to:
 Average earning assets                         1.30%        1.05%
 Average total assets                           1.19         0.96
 Average shareholders' equity                  16.40        14.02

Average shareholders' equity to:
 Average total assets                           7.27%        6.87%
 Average net loans                             10.01         9.58
 Average total deposits                         7.92         7.42

                                   Year Ended December 31,(continued)
                                                1995         1994
Average earning assets to:
 Average total assets                          91.52%       92.00%
 Average total deposits                        99.67        99.33

Percent of average total deposits:
 Average net loans                             79.12%       77.43%
 Average noninterest-bearing
  deposits                                     18.56        18.18
 Average savings and other
  time deposits                                52.38        48.73

Total interest expense to:
 Total gross interest income                   31.24%       26.63%


The Effect of Government Policy on Banking

     The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted.

     As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry, and in the banking industry, in December 1991, Congress enacted, and the President signed into law, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

     Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies and to certain phase-in periods. The effect of FDICIA on the Company and the Bank cannot be determined until after all the implementing regulations are adopted by the agencies.


Regulation and Supervision of Bank Holding Companies

     The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

     The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms."

     Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the approval of the FRB.

     The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

     The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

     Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

     Generally, a bank holding company and its subsidiaries are prohibited from engaging in tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services. The FRB, however, has adopted a rule, effective September 2, 1994, amending the anti-tying provisions to permit a bank or bank holding company to offer a lower price on a loan, deposit or trust service (traditional bank product), or on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate. Additionally, as of January 23, 1995, a bank holding company, or a nonbank subsidiary, may offer lower prices on any of its products or services on the condition that the customer obtain another product or service from such company or any of its nonbank affiliates, provided that all products offered in the package arrangement are separately available for purchase.

     The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such the Company and the Bank are subject to examination by, and may be required to file reports with, the California Superintendent of Banks (the "Superintendent"). Regulations have not yet been proposed or adopted, and no other steps have been taken, to implement the Superintendent's power under this statute.


Bank Regulation and Supervision

     As a national bank, the Bank is regulated, supervised and regularly examined by the Office of the Comptroller of the Currency ("OCC"). Deposit accounts at the Bank are insured by Bank Insurance Fund ("BIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC"), to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. The Bank is a member of the Federal Reserve System, and is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

     On November 29, 1994, the OCC published a notice of proposed rulemaking to revise and streamline its procedures with respect to corporate activities of national banks. The OCC stated that such revised standards would allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard, if adopted, could allow a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary.


Capital Standards

     The OCC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

     In determining the capital level the Bank is required to maintain, the OCC does not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank. These rules are called Regulatory Accounting Principles ("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. Future changes in OCC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. As of January 27, 1995, net unrealized holding losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. Additionally as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

     In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total asset must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1995 (amounts in thousands except percentage amounts).

                                      The Company
                                      ------------
                         Actual           Well        Minimum
                     ---------------  Capitalized     Capital
                     Capital  Ratio      Ratio      Requirement
                     -------  ------  ------------  ------------

Leverage...........   $7,447   7.45%          5.0%          4.0%
Tier 1 Risk-Based..    7,447   9.51           6.0           4.0
Total Risk-Based       8,772  11.20          10.0           8.0

                                        The Bank
                                      ------------
                         Actual           Well        Minimum
                     ---------------  Capitalized     Capital
                     Capital  Ratio      Ratio      Requirement
                     -------  ------  ------------  ------------
Leverage              $7,156   7.16%          5.0%          4.0%
Tier 1 Risk-Based      7,156   9.14           6.0           4.0
Total Risk-Based       8,139  10.40          10.0           8.0

     In addition, FDICIA requires the regulators to improve capital standards to take account of risks other than credit risk. In late 1994, the federal banking agencies published final regulations relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. The final regulations did not include any quantitative assessment for these risks, but listed these items, as well as an institution's ability to manage these risks, as subjective factors that the regulators will consider in assessing an individual bank's overall capital adequacy.

     On August 2, 1995 the federal banking agencies (excluding the Office of Thrift Supervision ("OTS")) published final regulations to take account of interest rate risk in calculating risk based capital. These final regulations constitute the first step of a two-step process for implementing the minimum capital standards for interest rate risk exposures. The first step consists of revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy.

     This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

     The second step will consist of a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure. The banking agencies intend to implement this second step at some future date, after the banking agencies and the banking industry have gained more experience with the proposed supervisory measurement and assessment process.

Prompt Corrective Action and Other Enforcement Mechanisms

     FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"                     "Adequately capitalized"
- ------------------                     ------------------------
Total risk-based capital of 10%;       Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and   Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                  Leverage ratio of 4%.

"Undercapitalized"                    "Significantly undercapitalized"
- ------------------                    --------------------------------
Total risk-based capital less than    Total risk-based capital less than 6%;
 8%;                                  Tier 1 risk-based capital less than 3%; or
Tier 1 risk-based capital less than   Leverage ratio less than 3%.
 4%; or
Leverage ratio less than 4%.

"Critically undercapitalized"
- -----------------------------
Tangible equity to total assets
 less than 2%.

     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

     If an insured depository institution is undercapitalized, it will be
closely monitored by the appropriate federal banking agency.   Undercapitalized
institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days, or obtain the concurrence of the FDIC in another form of action.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.


Safety and Soundness Standards

     FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

     In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. The Riegle Community Development and Regulatory Improvement Act of 1994 (RCDRIA) amended FDICIA to (a) authorize the agencies to establish safety and soundness standards by regulation or by guideline for all insured depository institutions;
(b) give the agencies greater flexibility in prescribing asset quality and earnings standards and (c) eliminate the requirement that such standards apply to depository institution holding companies.

     On July 10, 1995 the federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

     In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, required insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.

     The federal banking agencies amended their regulations as of June 7, 1994, regarding the requirements for appraisals of "real estate related financial transactions" for federally regulated financial institutions. A federally related transaction is any real estate related financial transaction for which an appraisal is required. An appraisal must be conducted by either state certified or state licensed appraisers for all such transactions unless an exemption applies. The more common exemptions relate to (i) transactions valued at $250,000 or less; (ii) business loans valued at $1 million or less and not dependent upon real estate as the primary source of repayment; or (iii) transactions which are not secured by real estate.

Appraisals performed in connection with federally related transactions must also comply with the agencies' appraisal standards.


Restrictions on Dividends and Other Distributions

     The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

     Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

     The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibit a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend shall be paid. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by the Bank is governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan losses. Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payment are not expressly prohibited by statute.


Premiums for Deposit Insurance and Assessments for Examinations

     FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

     As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. This reduction represents a downward adjustment of 4 basis points from the preceding BIF assessment rate schedule. On June 30, 1995 the BIF reserve ratio stood at nearly
1.29 percent. The new assessment schedule would retain the risk based characteristics of the current system.

     At the same time the Board adopted the new rate schedule, it also amended the FDIC's assessment regulations to permit the Board to make limited adjustments to the schedule without notice-and-comment rulemaking. Any such adjustments can be made as the board deems necessary to maintain the BIF reserve ration at the designated reserve ratio ("DRR") and can be accomplished by Board resolution. Under this provision, any such adjustment must not exceed an increase or decrease of 5 basis points and must be uniform across the rate schedule.

     The amount of an adjustment adopted by the Board is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the DRR and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

     FDICIA required insured depository institutions to undergo a full-scope, on-site examination by their primary federal banking agency at least once every 12 months. A transition rule allowed for examination of certain well capitalized and well managed institutions every 18 months until December 31, 1993. In 1994, the exemption for smaller institutions, which allowed a substitution of an 18 month schedule for the 12 month examination schedule for qualified smaller institutions, was amended to increase the asset threshold from $100 million to $250 million. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.


Community Reinvestment Act and Fair Lending Developments

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On November 15, 1993, the Federal Reserve announced that it would not approve the application of a certain New England bank holding company to acquire the voting shares of another insured depository institution. The Federal Reserve issued a statement indicating its failure to approve the application was based on incorrect reporting of home mortgage lending data by the applicant, and the possibility that the applicant may have engaged in discriminatory treatment of minorities in mortgage lending in violation of the Equal Credit Opportunity Act.

     On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.

     In 1995, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before. The guidelines provide for streamlined examinations of smaller institutions.


Recently Enacted Legislation

     On September 29, 1994 the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). This legislation amended the Bank Holding Company Act, the National Bank Act and the Federal Deposit Insurance Act to provide for interstate banking and branching.

     Subject to certain deposit concentration limits, the legislation generally permits bank holding companies to acquire banks in any state, beginning September 29, 1995. Further, the Act provides that beginning June 1, 1997 a bank may merge with a bank in another state so long as both states have not opted out of interstate branching by May 31, 1997. States may enact laws permitting interstate acquisitions before June 1, 1997. The appropriate federal banking agency may also approve the establishment by a bank of a de novo branch in another state in which the bank does not maintain a branch if a state expressly opts-in to de novo branching. Once a bank has established a de novo branch in a host state, it may establish or acquire additional branches any place in such state permitted to a bank located in that state.

     On September 29, 1995 the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 became effective. This legislation was designed to implement important features of the IBBEA, to make changes required by the new interstate banking and branching schemes, and to repeal or modify provisions of the Banking Law which are obsolete or impose undue regulatory burdens.

     The main features of this legislation are (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Superintendent will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Superintendent finds that the transaction is consistent with public convenience and advantage. The legislation also contains extensive provisions governing intrastate and interstate (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

     On September 23, 1994, the President signed into law the Riegle Community Development and Regulatory Improvement Act of 1994. This legislation established a government corporation and authorized federal funds to be spent for projects in which a Community Development Financial Institution ("CDFI") is involved. The legislation permits a CDFI to form a community partnership with a bank or a holding company to pursue the development of a project for which federal funding is sought.


     The legislation also authorizes funds to be spent pursuant to the Bank Enterprise Act of 1991, to provide an incentive for bank and thrift investments in targeted activities within qualified distressed communities. Insured depository institutions may earn assessment credits by engaging in new lending in economically under-served areas. Further, the legislation amended various statutory reporting obligations and other rules impacting various paperwork requirements and examination cycles.

     In October 1995, the Governor of California approved the State Bank Parity Act. This legislation cures several longstanding disparities between state and national charters and enacts a "wild card" statute giving the Superintendent discretionary regulatory authority to address future disparities.


Pending Legislation

     There are a number of pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms. Glass-Steagall reform will likely be affected by a bank insurance powers case currently pending before the U.S. Supreme Court, which could potentially give national banks greater opportunities to sell traditional insurance products, such as life, automobile, and property and casualty policies. In a similar case last year, the Court upheld an OCC determination that national banks may sell annuities.

     There is legislation currently pending in Congress which would reduce paperwork and additional regulatory burdens for depository institutions. This pending legislation would eliminate numerous regulatory requirements mandated by laws such as the Real Estate Settlement Procedures Act, the Truth in Savings Act, and the Truth in Lending Act.

     Further, under this pending legislation, the Community Reinvestment Act ("CRA") would be amended to preclude federal banking regulators from imposing additional burdens, record keeping or reporting requirements on financial institutions. The legislation also provides for self-certification of CRA compliance by certain "satisfactory" or "outstanding" financial institutions with assets of $250 million or less, subject to certain public notice requirements. Further, the legislation provides that examination ratings would become conclusive, obviating the need for an institution to have to reprove its performance in an application proceeding.

     Congress is also considering legislation to rebuild the undercapitalized Savings Association Insurance Fund ("SAIF"). One proposed plan would capitalize the fund with a one-time charge on SAIF-insured institutions of about 85 basis points. Under such plans the annual interest due on the bonds issued by the Financing Corporation ("FICO") as part of the savings and loan bailout would be spread to BIF-insured institutions, and the thrift and bank insurance funds would be merged.

     Additional legislation pending in Congress would provide environmental cleanup liability limitations for lenders and fiduciaries under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal and state environmental protection laws.

     Similarly, pending California legislation would provide lenders and fiduciaries a clear "road map" of how they may deal with real property contaminated by toxics and avoid liability as an "owner" or "operator" under various state environmental laws. This is a measure which should benefit banks of all sizes. Approval is expected during 1996.

     In 1995, Superintendent Conrad W. Hewitt announced a major regulatory reform project to reduce the number of regulations and the amount of regulatory burdens imposed by the State Banking Department's regulations. Although the Company cannot predict the consequences of this announcement, it is possible that the result will be a decrease in the amount of regulatory burdens imposed under the Department's banking regulations.

     While the effect of such proposed legislation and regulatory reform on the business of the Bank cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in the banking industry will occur throughout the decade.


Competition

     In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money-market funds, which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

     The enactment of the IBBEA as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.


Item 2.     Properties.

    The Bank maintains its main offices at 901 Main Street in the Downtown part of Napa, California. The Company opened this banking facility in 1995. This property is a two story building with an adjacent paved ground level parking lot. The parking lot is approximately 10,860 square feet. The lease term runs from December 1, 1994 to November 30, 1999, with three five (5) year renewal options. The new lease provides for inflationary increases in the monthly rental amount during the renewal periods and also contains options to purchase the facility at an agreed upon market value during certain defined periods. The base rent is $9,900.00 per month. The base rent is subject to an annual adjustment based on the Consumer Price Index beginning on the first day of January of every year of the first option renewal term beginning in the year 2001. The adjusted rental will not exceed an 8% increase over the adjusted rental of the preceding year nor will the adjusted rental be less than the original base rent. Rent paid for the Downtown Napa Office was approximately $122,000.

    The Company purchased its Claremont branch building for $558,000 in cash, including fees, on September 6, 1989. The building, comprised of approximately 5,000 square feet, was remodeled so that it could be put into service as a full service banking branch. The cost of the remodeling, security systems and necessary furniture and equipment was approximately $600,000. This Office was remodeled again in 1995 in order to accommodate the Bank's Electronic Data Processing and Customer Service Departments. The cost of this remodel was approximately $50,000.

     The Company leases the Bank's approximately 2,400 square foot branch office located at 1015 Adams Street in downtown St. Helena, California. The lease term ends in 1999, with two options to extend the term of the lease for five years each. Rent paid for the St. Helena office was approximately $61,000 during 1995. In addition, the Bank pays utilities, insurance and maintenance relating to the branch.


Item 3.     Legal Proceedings.

    As of December 31, 1995, neither the Company, the Bank nor the Leasing Company was a party to, nor was any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities. At the same date, the Bank was involved as plaintiff in ordinary routine litigation incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


                              Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    The Company's Common Stock is not listed on any exchange or the National Association of Securities Dealers' Automated Quotation System; however, there has been limited trading in the Company's Common Stock which the company does not believe necessarily represents an established public trading market. To the Company's knowledge, no broker-dealers handle transactions of the Company's stock. The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices, not including broker's commissions, based upon known information as reported by management. These figures may not include private transactions. Other than to this extent, there is no established public trading market in the Company's Common Stock.


                         Sales Prices of the Company's
                                 Common Stock

                                               Trading
Year              High                Low     Volume (1)
    1995
First Quarter     $9.00              $8.00      6,450
Second Quarter     9.00               8.00     16,845
Third Quarter      9.00               8.00        600
Fourth Quarter     9.00               8.00      1,600

    1994
First Quarter     $7.54              $7.54          0
Second Quarter     7.54               7.54      3,200
Third Quarter      7.54               7.54      1,700
Fourth Quarter     8.00               8.00        255

 (1) The Company's Employee Stock Ownership Trust ("ESOT") did not purchase any shares in 1995. The ESOT purchased 5,155 shares of common stock in 1994.

    As of March 28, 1996, the outstanding shares of the Company's Common Stock were held of record by 396 shareholders. The last known trade of the Company's Common Stock occurred on November 9, 1995, for 150 shares. Price per share is not known.

    No stock or cash dividends were declared in 1995. During the first quarter of 1996, the Board of Directors of the Company declared a cash dividend of twelve and a half cents ($0.125) per share. The dividend was based on 1995 earnings and amounted to $94,000. The dividend was paid to shareholders on March 15, 1996.

Item 6.  Selected Financial Data.

    The selected consolidated financial information for the Company presented below for the five years ended December 31, 1995 is derived from and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto which are included in Item 14 of this Annual Report on Form 10-K.

                                           Year Ended December 31,
                                 1995    1994     1993    1992    1991
                         (In 000's except earnings per share and ratios)
Statement of Operations
Total interest income             $8,432  $6,226   $4,831  $4,734  $5,141
Total interest expense             2,634   1,658    1,551   2,038   2,322
Provision for loan losses            323     149      198     207     201
Net interest income after
  provision for loan losses        5,475   4,419    3,082   2,489   2,618
Other income                         800     627      594     554     451
Other expense                      4,409   3,716    3,425   3,007   3,114
Income (loss) before
  income tax                       1,866   1,330      251      36     (45)
Income taxes                         765     553     (249)     14       2
Extraordinary tax credit               0       0        0     (12)      0
Net income (loss)                  1,101     777      500      34     (47)
Net income (loss) /share            1.25    1.03     0.66    0.05   (0.06)
Cash Dividends Paid               $    0  $    0   $    0   $   0   $   0
Weighted Average Shares              882     755      755     755     755

Balance Sheet Information
  (at period end):
Total assets                    $104,851 $86,477  $77,241 $63,454 $59,504
Net loans                         73,374  62,103   54,259  45,990  47,706
Total deposits                    96,752  79,378   71,463  58,243  53,402
Other borrowings                       0       0        0       0     757
Subordinated capital note              0       0        0       0       0
Shareholders' equity               7,447   6,346    5,569   5,069   5,035
Book value per common
 share outstanding              $   8.44    8.41  $  7.38 $  6.71 $  6.67
Selected Financial Ratios:
Net interest margin                 6.98%   6.25%    5.38%   4.76%   5.62%
Allowance for loan losses
 to average loans                   1.93%   1.78%    1.80%   1.50%   1.67%
Nonperforming loans to
 average loans                      2.11%   1.63%    0.72%   2.06%   1.74%
Net charge-offs
 to average loans                   0.07%   0.02%    0.06%   0.31%   0.48%
Average earning assets to
 total average assets              91.52%  92.00%   91.66%  90.28%  90.84%
Primary capital ratio (1)           N/A     N/A      N/A     N/A     N/A
Total capital ratio (1)             N/A     N/A      N/A     N/A     N/A
Return on average assets            1.30%   1.05%    0.81%   0.06%  (0.09%)
Return on average
 shareholders' equity              16.40%  14.02%    9.77%   0.70%  (0.87%)
Average equity to average
 assets ratio                       7.27%   6.87%    7.58%   7.77%   9.75%
Leverage Ratio (2)                  7.16%   7.28%    7.04%   7.60%   9.17%
Total Risk based
 capital ratio                     10.40%  10.33%    9.84%  10.77%   9.51%

- ----------------
(1)  As defined by regulatory guidelines.

(2)  Calculated based on the Bank's capital and average assets.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

    The following analysis of the Company's financial condition for the years ended December 31, 1995 and 1994 and results of operation for each of the three years in the period ended December 31, 1995, should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other information presented elsewhere herein. Since the Company is a bank holding company whose principal asset is, and is expected to be, the capital stock of the Bank, the following relates principally to the financial condition and results of operations of the Bank.

    The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. All material intercompany transactions and accounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Average balances, including such balances used in calculating certain financial ratios, are comprised of average daily balances. All dollar amounts are rounded, except earnings per share data.


Summary of Financial Results

    The Company recorded net income of $1,101,000, or $1.25 per share for the year ended December 31, 1995 as compared to $777,000 or $1.03 per share, and $500,000 or $0.66 per share, for the year ended December 31, 1994 and 1993, respectively.

    The primary reasons for the improvement in operating results in 1995 as compared to 1994 are as follows: Net interest income increased by $1,230,000 or 27%. This growth was partially offset by an increase in the provision for loan losses of $174,000 or 116%. Total noninterest income increased by $173,000 or 28%. These improvements were also offset by an increase in total noninterest expense of $693,000 or 19%.

    The Company's improved operating results for 1994 over 1993 were due to a variety of reasons. Net interest income increased by $1,288,000 or 39%. The provision for loan losses decreased by $49,000 or 25%. Total noninterest income increased by $33,000 or 6%. In 1994 the Company recorded $553,000 in federal and state income taxes compared to a tax credit of $249,000 in 1993. The tax credit in 1993 was primarily due to the Company's ability to recognize certain deferred tax assets that management previously had considered not realizable due to a history of net losses. These improvements were partially offset by an increase in total noninterest expenses of $291,000 or 8%.

    Moving into 1996, management is not aware of any trends, events or uncertainties that would have a material impact on the Company's liquidity, capital resources, or results of operations.


Net Interest Income

    The Company's primary source of income is the difference between interest income and fees derived from earning assets and interest paid on liabilities incurred for the funding of those assets. This difference is referred to as "net interest income." Net interest income expressed as a percentage of average total earning assets is referred to as the "net interest margin" or "margin."

    Net interest income increased in 1995 by $1,230,000, or 27%, over 1994. This number is a component of total interest income and total interest expense.
Total interest income increased in 1995 by $2,206,000, or 35%, over 1994. This increase was offset by an increase in total interest expense of $976,000, or 59%. These results can be attributed to a number of factors, such as an increase in the net interest margin from 6.25% in 1994 to 6.98% in 1995 (based on period end earning assets). This rise in net interest margin was aided by increases in the prime interest rate during late 1994 and early 1995. Additionally, average earning assets increased by $10,056,000 or 14%, in 1995 over 1994 totals. The increase in interest expense was primarily due to a limited time, one year 7% certificate of deposit product offered by the Bank late in the first quarter of 1995 (See "Deposits" herein).

    For the period ended December 31, 1994, net interest income increased by $1,288,000, or 39%, over the same period of 1993. The $12,100,000 increase in average earning assets in 1994 compared to 1993 contributed significantly to this increase in net interest income. Additionally, during 1994, interest rates increased six separate times, or approximately 250 basis points. These rate increases also had a positive impact on interest income. For 1994, the net interest margin was 6.25% compared to 5.38% for 1993.

    As of December 31, 1995, total average earning assets were $83,120,000, an increase of $10,056,000, or 14%, from the 1994 level of $73,064,000.


Provision for Loan Losses

    The provision for loan losses is based upon management's assessment of the amount that is necessary to maintain the allowance for loan losses at an adequate level. As further described in the "Allowance for Loan Losses" herein, management takes many factors into consideration when determining the provision including loan portfolio growth.

     The provision for loan losses was $323,000 at December 31, 1995 compared to $149,000 for 1994. This represents an increase of $174,000, or 116%, over the prior year. The increase in the provision was due to increases in both average loans and outstanding loan balances at year end, projected loan growth, increases in non-performing loans, and management's ongoing assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).

    During 1994, the provision for loan losses was $149,000 as compared to $198,000 for 1993. As of December 31, 1994, total net loans were $62,103,000 compared to $54,259,000 for the same period in 1993. This is an increase of $7,844,000, or 14% over the prior year.


Noninterest Income

    Noninterest income consists primarily of service charges on deposit accounts, fees charged for other banking services, and merchant card processing income. Noninterest income increased in 1995 by $173,000, or 28%, over 1994 totals, primarily due to increases in the number of deposit accounts and related service charges. As with the past few years, the Company continued its policy of assessing service charges and other related fees. Additionally, the Bank's merchant card processing program has shown strong gains in 1995 over earnings in 1994.

    Noninterest income increased in 1994 by $33,000, or 6%, over 1993 totals, primarily due to growth deposit accounts and related increases in service charge income.


Noninterest Expense

    Total noninterest expense was $4,409,000 in 1995, representing an increase of $693,000, or 19%, over the 1994 total of $3,716,000. Total noninterest expense in 1994 was $291,000, or 8%, above 1993's total of $3,425,000.

    Salaries and employee benefits were $2,261,000 in 1995, an increase of $297,000, or 15%, over 1994. This increase can be primarily attributed to an addition of approximately five full time equivalent employees during 1995. This staff increase was a strategic move by management in order to take advantage of unique marketing opportunities taking place in the Company's service area and were necessary to maintain an adequate service level given the overall growth within the company. Additionally, salaries also increased as a result of average bank-wide raises of five percent which took place in March 1995. As of December 31, 1995, the Company had $72,000 accrued for incentive payouts.
Annual incentive payouts generally occur in March of the following year after annual performance reports have been completed.

    Net salaries and employee benefit expense was $1,964,000 in 1994, an increase of $244,000, or 14%, over 1993's total of $1,620,000. During 1994, the
Company grew by approximately two full time equivalent employees. Additionally, salaries increased due to average bank-wide raises of approximately five percent which took place in March 1994. As of December 31, 1994, the Company had $92,000 accrued for incentive payouts.

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

    During April 1995, the Bank closed its original banking office located at 1500 Third Street, Napa, California and re-opened at 901 Main Street, Napa, California. At the end of June, the Bank relocated it primary lending services and headquarters into the completed facility. After relocation of the lending and administration staff from its previous location on 3263 Claremont Way, Napa, California, this facility began remodeling to accommodate the Bank's customer service and EDP departments. The remodeling of the Claremont facility was completed in July and these two departments were immediately relocated. With the completion of this move, the Bank was able to vacate the leased space which previously housed the Customer Service Center. At the end of the third quarter of 1995, the Bank had consolidated back into three locations, all offering full banking services. Occupancy and furniture, fixtures and equipment expenses for the twelve months ending December 31, 1995 increased by $164,000 or 27%, over the same period of 1994. These increases in costs were attributed primarily to the Bank's new branch/headquarters tenant improvements, and the costs of supporting its other locations.

    Occupancy and furniture, fixtures and equipment expenses increased in 1994 by $38,000, or 7% over 1993 totals. The increase was due primarily to upgrades in furniture, fixtures and equipment, in addition to general increases in annual maintenance fees associated with the Bank's computer system.

    In 1995, professional fees increased by $241,000, or 137%, over 1994. This additional expense is primarily due to increases in consulting, legal and director fees. Beginning in January 1995, the Company approved a new director compensation plan which resulted in an increase of $63,000 over the prior year. Consulting fees increased in 1995 by $34,000, due to the outsourcing of a number of loan related reviews, audits and other similar procedures. The Company incurred additional legal expenses of $52,000 in 1995 over the same period of 1994. Professional fees dropped by $41,000, or 19%, in 1994 over 1993 totals.

    The Company decreased its marketing and business development costs by $11,000, or 8%, during 1995 over the same period of 1994. This decrease is due primarily to the high profile marketing efforts incurred during the first quarter of 1995. Given the growth in loans and deposits resulting from these marketing efforts, management curtailed the Bank's marketing costs greatly during the remaining three quarters of the year.

    The competition for deposits in the Company's service area have warranted increased marketing and business development expenditures during 1994 over 1993. These expenditures resulted in an increase in marketing and business development of $27,000 in 1994 over 1993 totals of $108,000.

    Stationery and supply expense for 1995 was $95,000, or 42%, higher than 1994. This increase in 1995 was due to significant one time expenses related to the numerous facility moves and relocations which incurred during 1995.

    Stationery and supply expense remained relatively consistent for the years ending December 31, 1994 and 1993, with $67,000 and $62,000, respectively.

    Other noninterest expense decreased by $26,000, or 3%, in 1995 over 1994 totals. This decline was principally due to the reduction of the FDIC insurance assessment that occurred during the third quarter of 1995. The Bank's insurance assessment rate declined from $0.23 to $0.04 per $100 of applicable deposits beginning with the July 1995 assessment period. This reduction in assessment rate resulted in a refund of approximately $12,000 from the second quarter payments which was received in September 1995. Additionally, it reduced the third and forth quarter 1995 payments by an estimated $72,000 over what was paid in 1994.


Income Taxes

    Income tax expense was 41% of pre-tax income for the years ending December 31, 1995 and 1994.


Earning Assets

    Total earning assets consist of investment securities, loans, federal funds sold and interest bearing deposits held in other institutions. Earning assets increased from $79,651,000 at December 31, 1994 to $95,562,000 at December 31, 1995, an increase of $15,911,000, or 20%.


Loans and Nonaccrual Loans

    Total loans, excluding the allowance for loan losses (see Notes 1 and 3 to the consolidated financial statements included herein at Item 14, for further discussion of the allowance for loan losses), increased from $63,153,000 at December 31, 1994 to $74,699,000 at December 31, 1995. The
increase of $11,546,000 represents a 18% increase in outstanding loans during 1995. The Bank experienced increases in all of its loan categories except real estate loans during the year under review. Management attributes these increases to more seasoned staff, both loan and deposit officers, which assisted with new loan generation and changes taking place in the Company's service area.

    General economic and credit risks are inherent in the lending function and within particular types of lending categories. The Bank primarily makes four types of loans: Real state construction, real estate mortgage, commercial and consumer loans. As discussed in "Item 1. Business - Loan Portfolio" herein, the Bank generally takes a well collateralized position, with reasonable loan to value ratios on its loans (over 90% of the Bank's loan portfolio is collateralized). The primary source of collateral is real estate located within the Company's service area. An inherent risk in taking real estate as collateral is the possibility of declines in real estate market values.
Overall, California had been suffering a recession which began in approximately 1991 and appeared to end during 1995. This recession caused declines, some areas more dramatically than others, in California real estate values. The Company's service area is Napa Valley, which is located approximately fifty miles northeast of the San Francisco Bay Area. Napa Valley is a very unique, elite and rather isolated area that has been able to sustain higher than average real estate market values. The Napa Valley, due to its unique nature, has only seen minor effects from the California recession. Overall, real estate prices have not declined more than 10% over the previous four year time period. Approximately four years ago, given the economic trends and possibility of declining market values, the Company took a more conservative approach on its collateral base and began lowering its loan to value ratios on new loans. Even though the Company's loan portfolio is heavily secured by California real estate, management does not presently foresee any material impact on the Company's operations, given the low loan to value ratios and only slight declines in Napa Valley real estate markets.

    As discussed in "Part I - Business, Loan Portfolio", in early 1995, the Company's service area was subjected to severe weather conditions that resulted in some flooding. Management believes that this flooding will not have a direct or material impact on either its existing loan portfolio or future growth.

    As of December 31, 1995, nonperforming loans were $1,447,000, or 2.1% of total average loans. This is up slightly from $962,000, or 1.6% of total average loans for year end 1994. The growth in nonperforming loans between 1995 and 1994 is primarily due to a general growth in outstanding loan balances.

    On January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. These statements address the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as credit cards, residential mortgage and consumer installment loans, loans that are measured at fair value or at the lower of cost or fair value and leases. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

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

    At December 31, 1995, the Company's total recorded investment in impaired loans was $1,447,000, of which all dollars relate to the recorded investment for which there is a related allowance for credit losses were $233,000, determined in accordance with these Statements and $3,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these Standards.

    The average recorded investment in the impaired loans during 1995 was $1,204,000: the related amount of interest income recognized during the period that such loans were impaired was less than $1,000, and the amount of interest income recognized under the cash-basis method of accounting during the time within the period that the loans were impaired was also less than $1,000.

    Loans currently classified as special mention, substandard, doubtful or loss (See Item 1, "Business" herein) do not, in management's view, represent or result from trends or uncertainties which may have a material adverse effect on the entire loan portfolio, liquidity or capital resources.


Allowance for Loan Losses

    Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit - worthiness of the borrower over the term of the loan. The Company maintains an allowance for possible loan losses at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, and based upon management's assessment of historical loan loss experience, prevailing economic conditions and other factors including growth of the loan portfolio. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,325,000 allowance, approximately 1.77% of total loans outstanding at December 31, 1995, was adequate as an allowance against foreseeable losses in the portfolio at that time. The allowance was 1.66% of the loan portfolio at December 31, 1994. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs.


Deposits

    Deposits totaled $96,752,000 at December 31, 1995, an increase of $17,374,000, or 22%, from the December 31, 1994 balance of $79,378,000. In
1995, noninterest bearing transaction accounts grew by $970,000, or 5%, savings accounts decreased by $2,062,000, or 14%, and interest bearing transaction accounts grew $3,629,000, or 15%, over 1994 totals. Time certificates of deposit of $100,000 or more increased by $2,632,000, or 39%, and other time deposits increased by $12,205,000, or 78%, during 1995. The growth in 1995 and 1994 in non-certificates of deposit accounts was primarily due to a comprehensive marketing effort on the part of the Bank's staff and management, the introduction of new and enhanced deposit products and increases in deposit officers. The growth in the certificates of deposits was due almost entirely to a one year, 7% certificate of deposit product offered during the March 1995.

    Non-interest bearing demand deposits were 20% of total deposits at December 31, 1995, as compared to 23% at December 31, 1994. Time certificates of deposit were 39% of total deposits at December 31, 1995, and 28% for the same period of 1994.


New Accounting Pronouncements

    The Company is required to adopt SFAS No. 123, Accounting for Stock-Based Compensation, in 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore, such adoption will have no effect on the Company's consolidated net earnings or cash flows.

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The financial statement impact of adopting SFAS No. 121 is not expected to be material.


Asset-Liability Management

    Asset-liability management is a process whereby the Bank, through its Asset and Liability Committee, monitors the maturities and repricing opportunities of the various components of the balance sheet and initiates strategies designed to maximize the net interest margin, while minimizing vulnerability to large fluctuations in interest rates. The Bank is currently moving towards a policy of maintaining a relative balance of asset and liability maturities within similar time frames, while permitting a moderate amount of short-term interest rate risk based on current interest rate projections, customers' credit demands and deposit preferences.

    At December 31, 1995, the Company's assets repricing in one year exceeded its liabilities repricing in one year by $15,348,000, or 15%, of total assets. This compares to $14,328,000, or 17% of total assets in 1994. The excess of assets repricing over liabilities repricing means that if interest rates decline, the Company's return on assets would be expected to decline more quickly than its cost of funds, thereby reducing the Company's net interest margin. However, as interest rates increase, the Company's return on assets would be expected to increase more quickly than its cost of funds.

    The following table represents the interest rate sensitivity profile of the Company's consolidated assets, liabilities and shareholders' equity as of December 31, 1995. Assets, liabilities ad shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs. Assumptions used in constructing the table include the following: The loans that are in the "Interest Rate Sensitivity Over One

Year But Within 5 Years" and "Nonrate Sensitive or Over 5 Years" columns are all fixed-rate loans and therefore mature in those time frames. The Bank's certificates of deposits are substantially all fixed-rate, therefore they are in the columns which represent the time frames in which they mature. All other interest-bearing accounts reprice overnight and are therefore in the "Interest Rate Sensitivity 0-90 Days" column. Included in noninterest bearing liabilities is $18,040,000 in demand deposit accounts.

                                                             Interest Rate Sensitivity   Nonrate
                                          0-90       91-180     181-365   Over 1 Year  Sensitive
                                          Days        Days        Days     But Within   Or Over
                                        (0-3 mo)    (3-6 mo)    (6-12 mo)     5 Yrs      5 Yrs       Total
                                       ----------  ----------  ----------  ----------  ----------  ----------
ASSETS
Time deposits-other
  financial
  institutions                            $   990     $ 1,287      $2,079    $           $            $ 4,356
Federal funds sold                         14,780                                                      14,780
Investments                                 1,235                                             197       1,432
Loans                                      58,830       5,181       5,420       4,904         364      74,699
Noninterest-earning
  assets net of loan
  loss reserve                                                                              9,584       9,584

TOTAL ASSETS                              $75,835     $ 6,468      $7,499      $4,904     $10,145    $104,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Time deposits over
 $100,000                                 $ 5,721     $ 1,553     $ 1,554     $   621     $          $  9,449
All other interest-
 bearing deposits                          40,365      16,167       9,094       2,609                  68,235
Total interest-bearing
  deposits                                 46,086      17,720      10,648       3,230                  77,684
Noninterest-bearing
  liabilities                                                                  19,720                  19,720
Shareholders' equity                                                            7,447                   7,447
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $46,086     $17,720     $10,648     $ 3,230     $27,167    $104,851
INTEREST RATE SENSITIVITY
  GAP (1)                                 $29,749     $           (11,252)    $(3,140)    $ 1,674    $(17,022)
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP                         $29,749     $18,497     $15,348     $17,022

- --------------------
 1     Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate liabilities within the above time frames.


Liquidity

    Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. As shown in the Consolidated Statements of Cash Flows ("Statement") for the years ended December 31, 1995, 1994 and 1993, the Company's usual and primary source of funds has been customer deposits and cash flow generated from operating activities. While the usual and primary sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as those from other sources, will depend on future economic and other market conditions.

    In 1995, the Statement shows that operations and financing activities were sources of net cash inflows ($1,000,000 and $17,374,000, respectively) for the year. These sources were significant enough to increase the overall ending cash and cash equivalents from $16,291,000 at December 31, 1994 to $21,887,000 for the same period of 1995.

    In 1994, the Statement shows that operations and financing activities were sources of net cash inflows ($1,247,000 and $7,915,000, respectively) for the year. These sources however, were not quite significant enough to keep the overall ending cash and cash equivalents from decreasing from $17,284,000 at December 31, 1993 to $16,219,000 for the same period of 1994.

    In 1993, the Statement shows that operations and financing activities were sources of net cash inflow ($630,000 and $13,220,000 respectively) for the year. These sources were the primary reason for the overall increase in ending cash and cash equivalents from $13,070,000 at December 31, 1992 to $17,284,000 for the same period of 1993.

    The Bank faces intense competition in its deposit market area from other banks, savings and loan associations, and other financial institutions. The potential impact of current laws and regulations such as FIRREA and the FDIC Improvement Act, and emerging political and regulatory trends on this aspect of the Bank's business is not known at this time; however, competitive pressures on banks in general, and on the Bank in particular, are expected to increase. In anticipation of possible liquidity needs in 1996 resulting from these pressures, management has a number of options available to raise the necessary liquidity. The Bank can slow or stop loan growth, raise rates on deposits to attract more funds, as well as utilizing up to $5,500,000 in short-term lines of credit available to it from its correspondent banks. In addition, as a last resort, the Bank is able to attract out of area certificates of deposits.

    The Company's primary source of income is interest income earned on its liquid investments. Liquid assets invested by the Company in the Bank during the year ended December 31, 1995, were approximately $278,000. The Company's yearly income is expected to exceed operating income by $2,000 in 1996.

    Liquidity is measure by various ratios, the most common being the liquidity ratio of cash less reserves, time deposits with other financial institutions, federal funds sold, and unpledged investment securities compared to total deposits. At December 31, 1995, this ratio was 26% as compared to 25% at December 31, 1994.


Capital Adequacy

    The Federal Reserve Bank and the Comptroller of the Currency have specified guidelines for the purpose of evaluating the capital adequacy of bank holding companies and banks. The table below summarizes the current requirements for 1995 and the Company's and the Bank's compliance therewith. The requirement for the ratio of regulatory capital to risk-weighted assets for an "adequately capitalized" institution is 8.00%.

                                 Minimum      Tier 1 Risk      Total Risk
                                 Leverage    Based Capital    Based Capital
                                  Ratio          Ratio            Ratio

Regulatory Requirements
  for 1995                         4.00%           4.00%          8.00%

Consolidated Company Ratio
  at December 31, 1995             7.45%           9.51%         11.20%

Bank Ratio at
  December 31, 1995                7.16%           9.14%         10.40%

    The capital levels of both the Bank and the Company at December 31, 1995 exceeded all minimum regulatory requirements. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums in the foreseeable future. Therefore, management believes the Company and the Bank have adequate capital in order to expand in the future, either through loan generation or other means of expansion.

    As of the date of this report, management is not aware of any trends, events or uncertainties that will have, or are reasonable likely to have a material effect on the Company's liquidity, capital resources, or results of operations. Additionally, the Company is under no current recommendations by any regulatory authorities which, if implemented, would have such an effect.


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


Item 8.     Financial Statements and Supplementary Data.

    Consolidated Balance Sheets as of December 31, 1995 and 1994, and Consolidated Statements of Income, Statements of Shareholders' Equity and Statements of Cash Flows for each of the three years in the period ended December 31, 1995 are incorporated herein in Item 14.


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                 PART III


Item 10.    Directors and Executive Officers of the Registrant.

    As permitted by General Instruction G93) to Form 10-K, the information called for by this Item is incorporated by reference from the section of the Registrant's 1996 definitive proxy statement entitled "Election of Directors," which proxy statement will be filed no later than April 30, 1996.


Item 11.    Executive Compensation.

    As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the section of the Registrant's 1996 definitive proxy statement entitled "Remuneration an Other Information With Respect to Officers and Directors," which proxy statement will be filed no later than April 30, 1996.


Item 12.    Security Ownership of Certain Beneficial Owners and Management.

    As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the section of the Registrant's 1996 definitive proxy statement entitle "Security Ownership of Certain Beneficial Owners and Management," which proxy statement will be filed no later than April 30, 1996.


Item 13.    Certain Relationships and Related Transactions.

    As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference form the section of the Registrant's 1996 definitive proxy statement entitled "Certain Relationships and Related Transactions," which proxy statement will be filed no later than April 30, 1996.

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  1.  Financial Statements.

         Reference

         Selected Financial Date

         Independent Auditors' Report

         Consolidated Financial Statements of
         Napa National Bancorp and Subsidiaries:

         -   Consolidated Balance Sheets as of
             December 31, 1995 and 1994

         -   Consolidated Statements of Income
             for the Years Ended December 31,
             1995, 1994 and 1993

         -   Consolidated Statements of
             Shareholders' Equity for the Years
             Ended December 31, 1995, 1994 and 1993

         -   Consolidated Statements of Cash
             Flows for the Years Ended
             December 31, 1995, 1994 and 1993

         -   Notes to Consolidated Financial
             Statements


    2. Financial Statement Schedules. In accordance with the rules of Regulation S-X, schedules are not submitted because (a) they are not applicable to or required of the Company, or (b) the information required to be set forth therein is included in the financial statements or footnotes thereto.


    3. Exhibits. See Index to Exhibits to this Form 10-K, which is incorporated herein by reference.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the period covered by this Report.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  March 26, 1996.

                                        NAPA NATIONAL BANCORP


                                        By  /s/ Brian J. Kelly
                                             President/COO


                                        By /s/  Michael D. Irwin
                                             Chief Financial Officer
                                         (Principal Accounting Officer)


                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian J. Kelly and Michael D. Irwin jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

March 26, 1996
                            /s/ William A. Bacigalupi
                                    Director


March 26, 1996
                            /s/ Charles A. Carpy
                                    Director


March 26, 1996
                            /s/ E. James Hedemark
                                    Director


March 26, 1996
                            /s/ Michael D. Irwin
                                   Director
                             Chief Financial Officer
                         (Principal Accounting Officer)

March 26, 1996
                            /s/ Brian J. Kelly
                                President and COO
                                   Director


March 26, 1996
                            /s/ C. Richard Lemon
                               Secretary and Director


March 26, 1996
                            /s/ Joseph G. Peatman
                                   Director

March 26, 1996
                            /s/ A. Jean Phillips
                                   Director

March 26, 1996
                            /s/ George M. Schofield
                                   Director


March 26, 1996
                            /s/ W. Clarke Swanson, Jr.
                            Chairman of the Board and CEO

                               INDEX TO EXHIBITS

Exhibit No.                                    Description


   13                               Annual Financial Statements and
                                      Accompanying Footnotes


   27                                   Financial Data Schedule