Form 10-Q
period 1996-03-31
NAPA NATIONAL BANCORP
filed 1996-05-15
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996, or:

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

                    Yes      X                           No


As of May 10, 1996, the number of shares outstanding of the registrant's Common Stock, without par value, was 754,500. Fully diluted shares outstanding at this date were 882,300.

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

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (In 000s)

                                                        March 31,   December 31,
                                                          1996          1995
                                                              (Unaudited)
ASSETS
Cash and due from banks                                  $ 5,781      $  7,106
Federal funds sold                                         8,040        14,780
Time deposits with other financial institutions            4,356         4,356
Investment securities: Held to maturity                    1,724         1,235
Federal Reserve Stock                                        215           197
Loans, less allowance for loan losses of
 $1,343 and $1,325 at March 31, 1996 and
 December 31, 1995                                        73,639        73,374
Premises, furniture, fixtures and equipment, net           2,488         2,489
Accrued interest receivable                                  720           666
Other assets                                                 655           648

  TOTAL ASSETS                                           $97,618      $104,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest-bearing demand                             $15,819      $ 19,068
 Interest-bearing:
  Savings                                                 12,646        12,305
  Transaction                                             25,697        28,060
  Time certificates                                       35,511        37,319

  Total deposits                                          89,673        96,752

Accrued interest payable and other liabilities               340           652

  TOTAL LIABILITIES                                       90,013        97,404

SHAREHOLDERS' EQUITY
 Preferred stock, no par value, 1,000,000
  shares authorized; no shares outstanding                     0             0
 Common stock, no par value, 20,000,000
  shares authorized; 754,500 shares issued
  and outstanding at March 31, 1996 and
  December 31, 1995                                        6,915         6,915
 Retained Earnings                                           690           532

  TOTAL SHAREHOLDERS' EQUITY                               7,605         7,447

  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                  $97,618      $104,851

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In 000s, except earnings per share data)

                                               Quarter Ended March 31,
                                                   1996        1995
Interest income:
     Interest and fees on loans                 $  2,008    $  1,696
     Interest on federal funds sold                  154         102
     Interest on time deposits with
          other financial institutions                61          59
     Interest on investment securities                25          20
               Total interest income               2,248       1,877

Interest expense:
     Interest on deposits                            735         498
               Total interest expense                735         498

               Net interest income                 1,513       1,379

Provision for loan losses                             72          49
Net interest income after provision
     for loan losses                               1,441       1,330

Non-interest income:
     Service charges on deposit accounts             131         110
     Other customer fees and charges                  63          71
     Mortgage loan origination                         3           2
               Total non-interest income             197         183

Non-interest expense:
     Salaries and employee benefits, net             660         513
     Occupancy                                       109          91
     Furniture, fixtures and equipment               109         110
     Marketing and business development               25          25
     Other                                           308         273
               Total non-interest expense          1,211       1,012

Income before income taxes                           427         501

Income taxes                                         175         207

Net income                                      $    252    $    294

Net income per share                            $   0.29    $   0.39

Dividends paid per share                        $  0.125    $  0.000

Weighted average common shares outstanding
     used to compute net income per share        882,300     754,500


                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000s)

                                                 Quarter Ended March 31,
                                                     1996       1995
Cash flows from operating activities:
 Net income                                       $   252    $   294
 Reconciliation of net incomes to net cash
  provided by operating activities:
    Depreciation on premises and equipment            113         67
    Amortization of deferred loan fees
    and discounts/premiums on investment
     securities                                      (294)      (272)
    Provision for loan losses                          72         49
    (Increase) in accrued interest receivable         (54)       (74)
    (Increase) in other assets, net                    (7)      (141)
    (Decrease) in accrued interest payable
      and other liabilities                          (312)      (373)

 NET CASH (USED) BY OPERATING ACTIVITIES             (230)      (450)

Cash flows from investing activities:
 Loan originations net of collections                 (43)      (807)
 Net decrease in time deposits with
   other financial institutions                         0          1
 Activity in securities held to maturity
   Purchases                                       (1,724)         0
   Maturities                                       1,237          0
 Capital expenditures                                (114)      (357)
 Purchase of Federal Reserve Stock                    (18)       (16)

 NET CASH (USED) IN INVESTING ACTIVITIES             (662)    (1,179)

Cash flows from financing activities:
 Net (decrease) increase in deposits               (7,079)     5,342
    Cash Dividend paid to shareholders                (94)         0

 NET CASH (USED) PROVIDED BY FINANCING
   ACTIVITIES                                      (7,173)     5,342

 (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                (8,065)     3,713

Cash and cash equivalents at beginning
 of period                                         21,886     16,219

Cash and cash equivalents at end of
 period                                           $13,821    $19,932


(Continued on following page)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000s)

                                               Quarter Ended March 31,
                                                 1996            1995
CASH AND CASH EQUIVALENTS AT MARCH 31
     CONSIST OF:
          Cash and due from banks               $ 5,781         $ 7,106
          Federal funds sold                      8,040          14,780

                                                $13,821         $21,886

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                     $   999         $   442
     Cash paid for income taxes                 $   110         $   735


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


Summary of Financial Results

     The Company recorded net income of $252, or $0.29 per share, for the first quarter of 1996, compared to net income of $294, or $0.39 per share, during the first quarter of 1995. The Company's year-to-date 1996 operating results were $42 below the results for the same period in 1995 for the following reasons.
Net interest income for the first quarter of 1996 was $134 above the results for the similar period in 1995. Provision for loan losses for the first three months of 1996 was $23 above the same period in 1995. Non-interest income in 1996 was $14 above the results for 1995 due to increases in various service charges and product enhancements. Non-interest expenses were $199 higher in the first quarter of 1996 over the similar period of 1995.


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

     For the first quarter of 1996, net interest income was $134, or 10%, higher than the same quarter of 1995. Net interest income increased over 1995, primarily due to an increase in earning assets (see below) and slight increases on rates earned on loans and investments during the latter half of 1995. For the first three months of 1996, the loan-to-deposit ratio averaged 81%, while in the same period of 1995, the ratio averaged 84%.

     For the first quarter of 1996, total average earning assets were approximately $93,713, an increase of $15,998, or 21%, over total average earning assets of $77,715 for the same period in 1995. This increase in average assets in the first quarter of 1996 over that of 1995, contributed significantly to the increase of $371, or 20%, in total interest income between the two periods.

     First quarter 1996 total interest expense increased substantially over the same period of 1995 ($735 and $498, respectively). This increase is primarily attributed to a limited time, one year 7% certificate of deposit product offered by the Bank late in the first quarter of 1995 (See "Deposits" herein).

     Average interest bearing deposits for the first quarter of 1996 were $76,651, an increase of $13,803, or 22%, over 1995's total of $62,848. This growth in interest bearing deposits, coupled with general increases on rates paid on deposits, and the 7% certificate of deposit product discussed above, resulted in the growth in total interest expense of $237, or 48%, between the two periods.


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

     The provision for loan losses was $72, or $23 higher in the first quarter of 1996 over the same period of 1995, an increase of 47%. Gross loans totaled $74,982 as of March 31, 1996, an increase of $10,752, or 17%, over the March 31, 1995 total of $64,230. The provision for loan losses increased in the first quarter of 1996 over the 1995 figure primarily due to an increase in outstanding loan balances, projected loan growth in the second quarter and management's assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).


Non-Interest Income

     Non-interest income consists primarily of service charges on deposit accounts and fees charged for other banking services. Non-interest income increased in the first quarter of 1996 by $14, or 8%, compared to the same period in 1995. The growth experienced in 1996 can be attributed to the continued increase in number of deposit accounts subject to service charges during the period under review. Additionally, the Bank's merchant card processing program has shown strong gains throughout 1995 and into 1996, contributing to the growth in non-interest income during the first quarter of 1996.


Non-Interest Expense

     Total non-interest expenses for the first three months of 1996 were $1,211, representing an increase of $199, or 20%, over 1995's total of $1,012.
Salaries and employee benefits increased by $147, or 29%, for the first three months of 1996 over the same period in 1995. This increase is attributed to the addition of approximately seven full time equivalent employees during the previous twelve months. This staff increase was a strategic move by management in order to take advantage of unique marketing opportunities taking place in the Company's service area and the overall growth in the Bank in general.

     Occupancy and furniture, fixtures and equipment expenses increased a combined total of $17, or 8%, during the first quarter of 1996 over the same period of 1995. During 1995, the Bank closed and relocated a branch, relocated its head quarters, moved the bulk of its lending and loan administrative staff, remodeled its North Napa office and relocated the EDP and Customer Service Departments. The bulk of these moves and costs were incurred during the second and third quarters of 1995. These moves increased the Company's total occupied rental space by approximately 7,500 square feet. This increase in square footage and associated costs, contributed materially to the increase in 1996 verse 1995 totals.

     The Company's marketing and business development costs remained flat between the first three months of 1996 over the same period of 1995. The Bank's marketing efforts remained consistent during the first three months of both 1996 and 1995.

     Other non-interest expenses increased by $35, or 13%, during 1996 over the first quarter of 1995. A significant portion of this increase is attributable to the fact that the Company has grown 6% in total assets during the previous twelve months. Additionally, the Company enhanced its director compensation plan effective January 1, 1996. Director and other professional fees attributed significantly to the increase in expenses during the prior twelve months. In addition to these costs, the Bank began an extensive training program for a significant number of employees early in the first quarter of 1996.


Income Taxes

     Income tax expense was approximately 41% of pre-tax income for the three months ending March 31, 1996 and 1995.

Loans and Nonaccrual Loans

     Loans totaled $74,982 at March 31, 1996, an increase of $283, or .4%, over December 31, 1995's balance of $74,699, and an increase of $10,752, or 17%, over March 31, 1995's balance of $64,230. The increase in the Company's loan portfolio over the last twelve months, in management's opinion, resulted from new loan generation by the Bank's loan officers, a concentrated marketing plan, and current changes in the Company's service area.

     As of March 31, 1996,nonperforming loans were $2,105, as compared to $1,447, at December 31, 1995. Nonperforming loans at March 31, 1995 were $1,005. Accruing loans past due 90 days or more were $0 at both March 31, 1996 and December 31, 1995.

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

     At March 31, 1996, the Company had approximately $2,105 in loans considered to be impaired. These loans were evaluated for impairment based on fair value of the underlying collateral and required an allowance for credit losses measured in accordance with SFAS No. 114 of $242.

     The average recorded investment in the impaired loans during the three months ended March 31, 1996, was $1,310: the related amount of interest income recognized during the period that such loans were impaired was $7, and the amount of interest income recognized under the cash-basis method of accounting during the time within the period that the loans were impaired was $7.


Allowance for Loan Losses

     Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company maintains an allowance for possible loan losses at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, and based upon management's assessment of historical loan loss experience, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,343 allowance at March 31, 1996, approximately 1.79% of total loans, was adequate as an allowance against probable losses in the portfolio. At March 31, 1995, the $1,099 allowance amounted to approximately 1.71% of total loans.
There can be no assurance that in any given period the Bank may not sustain charge-offs which are substantial in relation to the size of the allowance. The allowance is increased by charges to the provision for loan loss and reduced by net charge-offs.

     The activity in the allowance for loan losses was as follows:


                               1996    1995
                                (in 000's)

Balance at January 1          $1,050  $1,050
 Provision for loan losses        72      49
 Recoveries                        0       0
 Charge-offs                      54       0

Balance at March 31           $1,343  $1,099


Investments

     The Bank's classification of its investment in debt securities according to the provisions of SFAS 115 are as follows:

               March 31, 1996 - Investment Securities Classified
                  According to the Provisions of SFAS No. 115

                                             Gross       Gross
                              Amortized   Unrealized  Unrealized    Fair
                                 Cost        Gains      Losses      Value
Held-to-Maturity Securities
   U.S. Treasury                $1,724         $2         $0        $1,726
Federal Reserve Stock           $  215         $0         $0        $  215

Deposits

     Deposits totaled $89,673 at March 31, 1996, a decrease of $7,079, or 7%, below December 31, 1995's balance of $96,752. During the last twelve months, deposits have grown however, $4,953, or 6%, over March 31, 1995's total of $84,720. The decrease in the first quarter of 1996 was primarily concentrated in non-interest bearing demand and interest bearing transaction accounts.

     Late in March 1996, the special 7% one year certificates of deposits offered a year ago, matured. The Bank conducted a special marketing promotion for these customers through an employee telephone campaign. These customers were offered certificate of deposits with maturities ranging from 12 to 24 months. Interest rates offered on these certificate of deposits were tiered dependent on the certificate of deposit's term and ranged 100 to 200 basis points below the previous 7% rate. The rates offered were similar to rates offered for similar products at other financial institutions in the Bank's service area. The Bank's program was successful in maintaining the bulk of these maturities at a substantially lower cost of funds, as evidenced in only a $1,808, or 5%, drop in certificate of deposits from $37,319 at December 31, 1995 to $35,511 at March 31, 1996.

     Management attributes the 6% growth over the last twelve months to changes in the Company's current service market, and an advertisement plan focused on deposit growth, primarily time certificates.

     Non-interest-bearing demand deposits were 18% of total deposits at March 31, 1996 and March 31, 1995. Time certificates of deposit were 40% of total deposits at quarter end, as compared to 38% at March 31, 1995.


New Accounting Pronouncements

     The Company was required to adopt SFAS No. 123, Accounting for Stock-Based Compensation, on January 31, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company has adopted only the disclosure requirements of SFAS No. 123. There were no stock options granted to employees or directors during the first quarter of 1996.

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


Liquidity and Capital Resources

     Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. As shown in the Consolidated Statements of Cash Flows ("Statement") for the three months ended March 31, 1996, cash and cash equivalents decreased $8,068. This was primarily due to the large drop in deposits (See "Deposits" herein). For the same period of 1995, the Company's primary sources of funds were customer deposits and loan principal repayments. The significant drop in cash and cash equivalents during the first quarter of 1996 is not indicative of a trend and is not expected to continue. The usual sources of customer deposits is expected to provide significant amounts of funds in the future. However, the mix of deposits, as well as other sources of funds, will depend on future economic and other market conditions.

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

     If the Bank's loan portfolio grows substantially, it might be necessary to raise deposits to support the growth. The Bank monitors its loan-to-deposit ratio (84% at March 31, 1996 and 77% at December 31, 1995) on a daily basis. If the loan-to-deposit ratio indicates that a liquidity squeeze is possible, the Bank can raise rates on deposits to attract more funds. In addition, the Bank has $5,500 in short-term lines of credit available to it from its correspondent banks.

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash less reserve requirements, time deposits in other financial institutions, federal funds sold, securities held for sale and unpledged investment securities compared to total deposits. At March 31, 1996 and December 31, 1995, this ratio was 20% and 26%, respectively.

     The Company's primary source of income is interest income earned on its liquid investments. The amounts invested by the Company in the Bank at March 31, 1996 were approximately $184. The Company's yearly investment income is expected to exceed operating expenses by approximately $10 during 1996.

     During the first quarter of 1996, the Company declared and paid a cash dividend of twelve and a half cents ($.125) per share of outstanding stock. This dividend was based on 1995 earnings and amount to $94. During the beginning of the second quarter of 1996, the Company declared another cash dividend of twelve and a half cents ($.125) per share. The record date of this dividend is May 10, 1996 and will be paid out to shareholders on June 1, 1996. This second cash dividend was based on the first quarter earnings and will also be $94. If the Company continues with this cash pay out, the Bank will need to pay dividends to the Company by the end of the third quarter of 1996.


Capital Adequacy

     The FRB and the Comptroller of the Currency have specified guidelines for the purpose of evaluating the capital adequacy of holding companies and banks. The table below summarizes the current requirements for 1996, and the Company's and the Bank's compliance therewith. The requirements for the ratio of regulatory capital to risk-weighted assets for an "adequately capitalized" institution is 8.00%.

                                         Capital as a     Minimum    Tier 1
                                           % of Risk-     Leverage   Capital
                                        Weighted Assets     Ratio     Ratio
Regulatory Requirements for 1996             8.00%          4.00%     4.00%

Consolidated Company Ratio at
 March 31,                                  11.69%          7.50      9.93%

Bank Ratio at March 31,                     10.93%          7.30%     9.68%


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

                 No reports filed in 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NAPA NATIONAL BANCORP



Date  May 13, 1996                    By:_______________________
                                          Brian J. Kelly
                                          President & COO



                                      By:_______________________
                                          Joan E. Heinitz
                                          Treasurer