Form 10-Q
period 1996-06-30
NAPA NATIONAL BANCORP
filed 1996-08-14
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or:

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

As of August 10, 1996, the number of shares outstanding of the registrant's Common Stock, without par value, was 754,500. Fully diluted shares outstanding at this date were 904,300.

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

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (In 000s)

                                              June 30,       December 31,
                                                1996            1995
                                             (Unaudited)
ASSETS
Cash and due from banks                        $ 5,800       $  7,106
Federal funds sold                               5,370         14,780
Time deposits with other
 financial institutions                          4,158          4,356
Investment securities: Held to maturity          1,725          1,235
Federal Reserve and FHLB Stock                     530            197
Loans, less allowance for loan losses of
 $1,449 and $1,325 at June 30, 1996
 and December 31, 1995                          78,497         73,374
Premises, furniture, fixtures and
 equipment, net                                  2,415          2,489
Accrued interest receivable                        737            666
Other assets                                       574            648

  TOTAL ASSETS                                 $99,806       $104,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest-bearing demand                   $17,857       $ 19,068
 Interest-bearing:
  Savings                                       13,208         12,305
  Transaction                                   26,233         28,060
  Time certificates                             34,357         37,319

    Total deposits                              91,655         96,752
Accrued interest payable and other
 liabilities                                       312            652

  TOTAL LIABILITIES                             91,967         97,404
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
 shares authorized; no outstanding                   0              0
Common stock, no par value, 20,000,000
 shares authorized; 754,500 shares
 issued and outstanding at June 30,
 1996 and December 31, 1995                      6,915          6,915
Retained Earnings                                  924            532

  TOTAL SHAREHOLDERS' EQUITY                     7,839          7,447

  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                       $99,806       $104,851

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (000s omitted, except earnings per share data)

                                            Quarter Ended June 30,
                                               1996         1995
Interest income:
     Interest and fees on loans                 $2,177       $1,842
     Interest on federal funds sold                 70          165
     Interest on time deposits with
          other financial institutions              54           64
     Interest on investment securities              29           20

          Total interest income                  2,330        2,091

Interest expense:
     Interest on deposits                          649          685

          Total interest expense                   649          685

Net interest income                              1,681        1,406

Provision for loan losses                          107           75
Net interest income after provision
     for loan losses                             1,574        1,331
Non-interest income:
     Service charges on deposit accounts           131          115
     Other customer fees and charges                84           58
     Mortgage loan origination and
          service fees                              (1)          (1)

          Total non-interest income                214          172

Non-interest expense:
     Salaries and employee benefits, net           671          571
     Occupancy                                     116           89
     Furniture, fixtures and equipment             105           85
     Marketing and business development             44           27
     Other                                         304          324

          Total non-interest expense             1,240        1,096

Income before income taxes                         548          407
Income taxes                                       220          178

Net income                                       $ 328        $ 229

Net income per share                             $0.36        $0.26

Weighted average common shares outstanding
     used to compute net income per share      904,300      874,300

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (000s omitted, except earnings per share data)

                                              Six Months Ended June 30,
                                                 1996          1995

Interest income:
     Interest and fees on loans                   $4,185       $3,538
     Interest on federal funds sold                  224          267
     Interest on time deposits with
          other financial institutions               115          123
     Interest on investment securities                54           40

          Total interest income                    4,578        3,968

Interest expense:
     Interest on deposits                          1,384        1,183

          Total interest expense                   1,384        1,183

          Net interest income                      3,194        2,785

Provision for loan losses                            179          124
Net interest income after provision
     for loan losses                               3,015        2,661
Non-interest income:
     Service charges on deposit accounts             262          225
     Other customer fees and charges                 147          129
     Mortgage loan origination and
          service fees                                 2            1
          Total non-interest income                  411          355
Non-interest expense:
     Salaries and employee benefits, net           1,331        1,084
     Occupancy                                       225          180
     Furniture, fixtures and equipment               214          195
     Marketing and business development               69           52
     Other                                           612          597

          Total non-interest expense               2,451        2,108

Income before income taxes                           975          908
Income taxes                                         395          385

Net income                                        $  580       $  523

Net income per share                             $  0.64       $ 0.60

Weighted average common shares outstanding
     used to compute net income per share        904,300       874,300


                                              NAPA NATIONAL BANCORP AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                             (In 000s)
                                                                        Six Months Ended June 30,
                                                                      1996                     1995
Cash flows from operating activities:
 Net income                                                       $    580                  $   523
 Reconciliation of net income to net
  cash provided by operating activities:
  Depreciation on premises and equipment                               219                      134
  Amortization of deferred loan fees and
   discounts/premiums on investment securities                        (398)                    (235)
  Provision for loan losses                                            179                      124
  (Increase) in accrued interest receivable                            (71)                    (149)
  Decrease (increase) in other assets, net                              74                     (140)
  (Decrease) in accrued interest payable
   and other liabilities                                              (340)                    (415)

 NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                                               243                     (158)

Cash flows from investing activities:
 Loan originations net of collections                               (4,907)                  (4,655)
 Net decrease in time deposits with
  other financial institution                                          198                        1
 Activity in securities held to maturity
  Purchases                                                         (1,724)                     (16)
  Maturities                                                         1,237                      475
 Increase in other real estate                                           0                     (678)
 Capital expenditures                                                 (145)                    (843)
 Purchase of FRB and FHLB stock                                       (333)                       0

 NET CASH USED BY INVESTING ACTIVITIES                              (5,674)                  (5,716)

Cash flows from financing activities:
 Net (decrease) increase in deposits                                (5,097)                   6,501
 Cash dividends paid to Shareholders                                  (188)                       0


 NET CASH (USED) PROVIDED BY FINANCING
    ACTIVITIES                                                      (5,285)                   6,501

 (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                    (10,716)                     627

Cash and cash equivalents at beginning
 of period                                                          21,886                   16,219

Cash and cash equivalents at end of
 period                                                           $ 11,170                  $16,846

(Continued on following page)

              NAPA NATIONAL BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                            (In 000s)


                                                Six Months Ended June 30,
                                                     1996        1995

CASH AND CASH EQUIVALENTS AT JUNE 30
     CONSIST OF:
          Cash and due from banks                   $ 5,800      $ 5,921
          Federal funds sold                          5,370       10,925
                                                    $11,170      $16,846

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                         $ 1,614      $   989
     Cash paid for income taxes                     $   435      $ 1,038

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


Summary of Financial Results

     The Company recorded net income of $328, or $0.36 per share, during the second quarter of 1996, as compared to net income of $229, or $0.26 per share, for the second quarter of 1995. The Company recorded net income of $580, or $0.64 per share, for the first six months of 1996, as compared to net income of $523, or $0.60 per share, for the same period of 1995. The Company's year-to-date 1996 net income was $57 above the results for the same period in 1995 for the following reasons. Net interest income for the first two quarters of 1996 was $409 above the results for the similar period of 1995. This increase was partially offset by an increase in the provision for loan losses for the first six months of 1996 of $55 over 1995's total. Additionally, the increase in non-interest income of $56 in 1996 over 1995, was offset by a $343 increase in non-interest expenses for the same period. The Company recorded $395 in income tax expense for the first six months of 1996, only $10 more than the same period of 1995.


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

     For both the second quarter and first six months of 1996, total interest income was $239 and $610, respectively, higher than the same periods of 1995. These increases were due to growth in earning assets during the prior twelve months and increases in rates paid on loans and investments during the latter half of 1995.

     For the first six months of 1996, total average earning assets were approximately $92,306, an increase of approximately $11,612, or 14%, over total average earning assets ($80,694) during the same period in 1995. This increase in average assets for the first two quarters of 1996 as compared to the same period of 1995, contributed significantly to the increase of $610 in total interest income between the two periods.

     During the second quarter of 1996, total interest expense decreased over the same period of 1995 by $36. In March 1995, the Bank offered a limited time, one year, 7% certificate of deposit product. This product caused the Bank's cost of funds to increase dramatically during the next twelve months. In March 1996, these higher paying certificate of deposits matured and were replaced with deposits paying 100 to 200 basis points lower (See "Deposits" herein), thus immediately bringing down the Bank's overall cost of funds. This lower cost of funds was directly responsible for the decrease in total interest expense during the second quarter of 1996 over the same period of 1995.

     Net interest expense for the first six months of 1996 was $201 higher than the same period of 1995. This increase represents a combination of the higher cost of funds from the first quarter, coupled with the lower interest rates paid during the second quarter of 1996. Additionally, total interest bearing deposits increased during the prior twelve months bringing with it a natural growth in interest expense. Interest bearing deposits for the first six months of 1996 were $73,798, an increase of $3,669, or 5%, over 1995's total of $70,129.


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

     During the second quarter of 1996, the provision for loan losses was $107 as compared to $75 during the same period in 1995. For the first six months of 1996, the provision was $179 compared to $124 for the same period of 1995.
Gross loans totaled $79,946 as of June 30, 1996, an increase of $11,913, or 18%, over the June 30, 1995, balance of $68,033. The increase in the provision during the first six months of 1996 over 1995, was due primarily to an increase in outstanding loan balances, projected loan growth for the remainder of the year, and management's ongoing assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).


Non-Interest Income

     Non-interest income consists primarily of service charges on deposit accounts and fees charged for other banking services. Non-interest income for both the second quarter and first six months of 1996 showed increases over earnings during similar periods of 1995 ($42 and $56, respectively). This growth can be attributed to the continued increase in number of deposit accounts subject to service charges during the period under review. Additionally, the Bank's merchant card processing program has shown strong grains throughout 1995 and into 1996, contributing to the growth in the non-interest income during the first two quarters of 1996.


Non-Interest Expense

     For the second quarter of 1996, non-interest expenses increased by $144 over the same period of 1995. Total non-interest expenses for the six months ending June 30, 1996 were $2,451, representing an increase of $343 over 1995's total of $2,108.

     Salaries and employee benefit expense increased by $100 in the second quarter of 1996 as compared to the same quarter of 1995. The 1996 year to date salary related expenses increased by $247 over the first six months of 1995. This increase can be primarily attributed to an addition of approximately seven full time equivalent employees during the previous twelve months. This staff increase was a strategic move by management in order to take advantage of unique marketing opportunities taking place in the Company's service area and were necessary to maintain an adequate service level given the overall growth within the Company. Additionally, annual Company wide salary increases for 1995, which began in March, were approximately 5%.

     Occupancy and furniture, fixtures and equipment expenses increased a combined total of $47 during the second quarter of 1996 over the same period of 1995. Expenses for the first six months of 1996 were $64 higher than the same period of 1995. During 1995, the Bank closed and relocated a branch, relocated its head quarters, moved the bulk of its lending and loan administrative staff, remodeled its North Napa office and relocated the EDP and Customer Service Departments. The bulk of these moves and costs were incurred during the second and third quarters of 1995. These moves increased the Company's total occupied rental space by approximately 7,500 square feet. This increase in square footage and associated costs, contributed materially to the increase in 1996 verse 1995 totals.

     The Company increased its marketing and business development costs by $17 during the second quarter of 1996 over the same period of 1995. For the first six months of 1996 marketing and business development costs increased by $17 over the six months of 1995. This increase in the two time periods under review is due primarily to a focused and high profile marketing campaign started late in the first quarter.

     Other non-interest expenses decreased by $20 during the second quarter of 1996 over the second quarter of 1995. For the six months ended June 1996, other non-interest expenses increased by $15 over the same period of 1995. As discussed above, the activity in the second and third quarters of 1995 resulted in a high volume of one time expenses that did not reoccur in 1996. The growth of $15 for the first six months is due primarily to overall growth in the Company of over 7% during the last twelve months.


Income Taxes

     Income tax expense was 41% of pre-tax income for the six months ending June 30, 1996 and 1995.

Loans and Nonaccrual Loans

     Gross loans totaled $79,946 at June 30, 1996, an increase of $5,247 and $11,913, over loan totals as of December 31, 1995 and June 30, 1995, respectively. The increase in the Company's loan portfolio over the last twelve months, resulted from new loan generation by the Bank's loan officers, a concentrated marketing plan, and current changes in the Company's service area.

     As of June 30, 1996, nonperforming loans were $1,705, as compared to $2,105 at March 31, 1996 and $1,447, at December 31, 1995. Nonperforming loans at June 30, 1995, were $592. Accruing loans past due 90 days or more were $296 at June 30, 1996 and $0 at December 31, 1995.

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

     Interest income is recognized on impaired loans in a manner similar to that of all loans unless they are on nonaccrual status or delinquent over 90 days.
It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on a nonaccrual of interest basis unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

     At June 30, 1996, the Company had approximately $2,001 in loans considered to be impaired. These loans were evaluated for impairment based on fair value of the underlying collateral and required an allowance for credit losses measured in accordance with SFAS No. 114 of $253.

     The average recorded investment in the impaired loans during the six months ended June 30, 1996, was $972: the related amount of interest income recognized during the period that such loans were impaired was $42, and the amount of interest income recognized under the cash-basis method of accounting during the time within the period that the loans were impaired was $24.

Allowance for Loan Losses

     Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company maintains an allowance for possible loan losses at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, and based upon management's assessment of historical loan loss experience, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,449 allowance at June 30, 1996, approximately 1.81% of total loans, was adequate as an allowance against foreseeable losses in the portfolio. At June 30, 1995, the $1,168 allowance was approximately 1.72% of total loans. There can be no assurance that in any given period the Bank may not sustain charge-offs which are substantial in relation to the size of the allowance. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs.

    The activity in the allowance for loan losses was as follows:

                                                   1996             1995
                                                        (in 000's)
Balance at January 1                              $1,325           $1,050
     Provision for loan losses                       179              124
     Recoveries                                        0                0
     Charge-offs                                     (55)              (6)

Balance at June 30                                $1,449           $1,168


Investments

     The Bank's classification of its investment in debt and equity securities according to the provisions of SFAS 115 are as follows:

               June 30, 1996 - Investment Securities Classified
                  According to the Provisions of SFAS No. 115

                                                                              Gross               Gross
                                                           Amortized        Unrealized          Unrealized         Fair
                                                             Cost              Gains              Losses           Value

Held-to-Maturity Securities U.S. Treasury                   $1,725               $2                  $0            $1,727
Federal Reserve Stock                                       $  215               $0                  $0            $  215
Federal Home Loan Bank                                      $  315               $0                  $0            $  315

Deposits

     Deposits totaled $91,655 at June 30, 1996, a decrease of $5,097, from December 31, 1995's balance of $96,752. The decrease in the first six months of 1996 was spread throughout all of the deposit categories except for savings. Savings accounts have shown slight growth in the last six months.

     During the last twelve months, deposits have grown by $7,685, or 10%, over June 30, 1995's total of $85,879. Management attributes the 7% growth over the last twelve months to changes in the Company's current service market, enhancements to the sales staff and an advertisement plan focused on deposit growth, primarily time certificates.

     Late in March 1996, the special 7% one year certificates of deposits offered a year ago, matured. The Bank conducted a special marketing promotion for these customers through an employee telephone campaign. These customers were offered certificate of deposits with maturities ranging from 12 to 24 months. Interest rates offered on these certificate of deposits were tiered dependent on the certificate of deposit's term and ranged 100 to 200 basis points below the previous 7% rate. The rates offered were similar to rates offered for similar products at other financial institutions in the Bank's service area. The Bank's program was successful in maintaining the bulk of these maturities at a substantially lower cost of funds, as evidenced in only a $2,962 drop in certificate of deposits from $37,319 at December 31, 1995 to $34,357 at June 30, 1996.

     Non-interest bearing demand deposits were 19% of total deposits at June 30, 1996, as compared to 18% at June 30, 1995. Time certificates of deposit were 37% of total deposits at June 30, 1996, and 41% at June 30, 1995.


New Accounting Pronouncements

     The Company was required to adopt SFAS No. 123, Accounting for Stock-Based Compensation, on January 1, 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company has adopted only the disclosure requirements of SFAS No. 123.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The financial statement impact of adopting SFAS No. 121 has not been material.

Liquidity and Capital Resources

     Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. As shown in the Consolidated Statements of Cash Flows ("Statement") for the six months ended June 30, 1996, cash and cash equivalents decreased $10,716. This was primarily due to the large drop in deposits (See "Deposits" herein). For the same period of 1995, the Company's primary sources of funds were customer deposits and loan principal repayments. The significant drop in cash and cash equivalents during the first two quarters of 1996 is not indicative of a trend and is not expected to continue. The usual sources of customer deposits is expected to provide significant amounts of funds in the future. However, the mix of deposits, as well as other sources of funds, will depend on future economic and other market conditions.

     The maturity and repricing profile of the Company's asset-liability mix is currently in an asset sensitive position. This means that when a declining interest rate environment exists, the returns on the Company's earning assets drops more quickly than the Company's cost of funds. This causes a narrowing of the net interest spread and a possible reduction to the overall earnings of the Company. As rates increase, the opposite effect occurs. The Company's management monitors the asset-liability position of the Company on a monthly basis and is continually assessing both the asset-liability mix and the products being offered to its customers.

     The 1996 Statement shows that operating activities were the only net source of cash inflows generating $243 for the period. Investing activities used a net $5,674 in cash, primarily for net loan originations which totaled $4,907. Financing activities used a net $5,285, primarily due to decreases in deposits. With these transactions, cash and cash equivalents for the first two quarters of the year decreased by $10,716.

     If the Bank's loan portfolio grows substantially, it might be necessary to raise deposits to support this growth. The Bank monitors its loan-to-deposit ratio (87% at June 30, 1996 as compared to 77% at December 31, 1995) on a daily basis. If the loan-to-deposit ratio indicates that a liquidity squeeze is possible, the Bank has a number of options available to raise the necessary liquidity. The Bank can raise rates on deposits to attract more funds, as well as having $6,500, in short-term lines of credit available to it from its correspondent banks.

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, time deposits in other financial institutions, federal funds sold, securities held for sale and unpledged investment securities compared to total deposits. At June 30, 1996, this ratio was 16% as compared to 20% at March 30, 1996, and 26% at December 31, 1995. The drop in the liquidity ratio during the first six months of 1996 is not indicative of a trend and is not expected to continue.

     The Company's primary source of income is interest income earned on its liquid investments. The amounts invested by the Company in the Bank as of June 30, 1996 were approximately $91. The Company's yearly operating expenses are expected to exceed investment income by approximately $20 during 1996.

     During the first quarter of 1996, the Company declared and paid a cash dividend of twelve and a half cents ($.125) per share of outstanding stock. The first quarter dividend was based on 1995 earnings and amounted to $94. During the beginning of the second quarter of 1996, the Company declared another cash dividend of twelve and a half cents ($.125) per share. This second cash dividend was based on the first quarter earnings of 1996 and was also $94. If the Company continues with this cash pay out, the Bank will need to pay dividends to the Company by the end of the third quarter of 1996.


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

                                       Capital as a     Minimum    Tier 1
                                        % of Risk-     Leverage   Capital
                                     Weighted Assets     Ratio     Ratio
                                     ---------------   --------   -------

Regulatory Requirements for 1996            8.00%      4.00%     4.00%

Consolidated Company Ratio at
  June 30, 1996                            11.50%      7.94      9.71%

Bank Ratio at June 30, 1996                10.84%      7.83%     9.58%

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

                               INDEX TO EXHIBITS

     Exhibit No.                            Description
     -----------                            -----------
         27                                 Financial Data Schedule

                                    PART II

                               OTHER INFORMATION


Item 1.     Not applicable

Item 2.     Not applicable

Item 3.     Not applicable

Item 4.     Not applicable

Item 5.     Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

                      No Form 8-K reports filed in 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NAPA NATIONAL BANCORP

                                    Date: August 11, 1996



                                    By:
                                    Brian J. Kelly
                                    President/COO



                                    By:
                                    Joan E. Heinitz
                                    Treasurer