Form 10-Q
period 1996-09-30
NAPA NATIONAL BANCORP
filed 1996-11-14
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark one)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

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

        Yes      X                          No

As of November 1, 1996, the number of shares outstanding of the registrant's Common Stock, without par value, was 754,500. Fully dilutive shares outstanding were 903,300.

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

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)


                                             September 30,  December 31,
                                                 1996          1995

ASSETS
Cash and due from banks                        $  6,881       $  7,106
Federal funds sold                               10,630         14,780
Time deposits with other financial
  institutions                                    4,158          4,356
Investment securities: Held to Maturity           1,723          1,235
Federal Reserve and FHLB Stock                      549            197
Loans, less allowance for loan losses of
  $1,526 and $1,325 at September 30, 1996
  And December 31, 1995                          78,070         73,374
Premises, furniture, fixtures and
  equipment, net                                  2,513          2,489
Accrued interest receivable                         708            666
Other assets                                        994            648

  TOTAL ASSETS                                 $106,226       $104,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest-bearing demand                  $ 21,203       $ 19,068
  Interest-bearing:
   Savings                                       11,760         12,305
   Transaction                                   27,176         28,060
   Time certificates                             37,652         37,319

    Total deposits                               97,791         96,752
Accrued interest payable and other
  liabilities                                       447            652

  TOTAL LIABILITIES                              98,238         97,404

SHAREHOLDERS' EQUITY
Preferred stock, no par value,
  1,000,000 shares authorized; no
  shares outstanding                                  0              0
Common stock, no par value, 20,000,000
  shares authorized; 754,500 shares
  issued and outstanding at September
  30,1996 and December 31, 1995                   6,915          6,915
Retained Earnings                                 1,073            532

  TOTAL SHAREHOLDERS' EQUITY                      7,988          7,447

  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                        $106,226       $104,851

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In 000s, except earnings per share data)

                                                Nine Months Ended September 30,
                                                     1996             1995
Interest income:
     Interest and fees on loans                    $  6,297        $  5,463
     Interest on federal funds sold                     360             405
     Interest on time deposits with
          other financial institutions                  173             187
     Interest on investment securities                   81              62
          Total interest income                       6,911           6,117

Interest expense:
     Interest on deposits                             2,087           1,895
          Total interest expense                      2,087           1,895

          Net interest income                         4,824           4,222

Provision for loan losses                               308             174

Net interest income after provision
     For loan losses                                  4,516           4,048
Non-interest income:
     Service charges on deposit accounts                386             342
     Other customer fees and charges                    221             197
     Mortgage loan origination and
          Service fees                                    5               1
     Other income                                         0              12
          Total non-interest income                     612             552
Non-interest expense:
     Salaries and employee benefits, net              2,043           1,675
     Occupancy                                          345             289
     Furniture, fixtures and equipment                  324             294
     Marketing and business development                 122              82
     Other                                              909             860
          Total non-interest expense                  3,743           3,200

Income before income taxes                            1,385           1,400

Income taxes                                            561             567

Net income                                         $    824        $    833

Net income per share                               $   0.91        $   0.95

Weighted average common shares
     outstanding used to compute net
     income per share                               903,300         874,300

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (In 000s, except earnings per share data)

                                               Quarter Ended September 30,
                                                   1996           1995
Interest income:
     Interest and fees on loans                  $  2,112      $  1,925
     Interest on federal funds sold                   136           138
     Interest on time deposits with
          other financial institutions                 58            64
     Interest on investment securities                 27            22
          Total interest income                  $  2,333      $  2,149

Interest expense:
     Interest on deposits                             703           712
          Total interest expense                      703           712

          Net interest income                       1,630         1,437

Provision for loan losses                             129            50

Net interest income after provision
     For loan losses                                1,501         1,387
Non-interest income:
     Service charges on deposit accounts              124           117
     Other customer fees and charges                   74            68
     Mortgage loan origination and
          Service fees                                  3             0
     Other Income                                       0            12
          Total non-interest income                   201           197
Non-interest expense:
     Salaries and employee benefits, net              712           591
     Occupancy                                        120           109
     Furniture, fixtures and equipment                110            99
     Marketing and business development                53            30
     Other                                            297           263
          Total non-interest expense                1,292         1,092

Income before income taxes                            410           492

Income taxes                                          166           182

Net income                                       $    244      $    310

Net income per share                             $   0.27      $   0.35

Weighted average common shares
     outstanding used to compute net
     income per share                             903,300       874,300

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                                   (In 000s)

                              Number of
                               Shares        Common     Retained
                             Outstanding     Stock      Earnings      Total

Balance, December 31, 1995      754,500      $6,915      $  532       $7,447

Stock Dividends                                            (283)        (283)

Net Income, September 30, 1996                              824          824

Balance, September 30, 1996     754,500      $6,915      $1,073       $7,988

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000s)
                                                           Nine Months
                                                       Ended September 30,
                                                          1996      1995

Cash flows from operating activities:
 Net income                                             $   824   $   833
 Reconciliation of net income to net
   cash provided by operating activities:
   Depreciation on premises and equipment                   325       234
   Amortization of deferred loan fees and
    discounts/premiums on securities                       (396)     (256)
   Provision for loan losses                                308       174
   (Increase) in accrued interest receivable                (42)     (269)
   (Increase) in other assets, net                         (346)     (233)
   (Decrease) in accrued interest
    payable and other liabilities                          (205)     (355)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            468       128

Cash flows from investing activities:
 Loan originations, net of collections                   (4,608)   (7,440)
 Increase in other real estate owned                          0      (678)
 Net decrease in time deposits
  with other financial institutions                         198         1
 Activity in securities held to maturity
  Purchases                                              (2,725)     (487)
  Maturities                                              2,237       475
 Purchases of FRB and FHLB stock                           (352)      (32)
 Capital expenditures                                      (349)   (1,209)

NET CASH USED BY INVESTING ACTIVITIES                    (5,599)   (9,370)

Cash flows from financing activities:
 Net increases in deposits                                1,039     8,239
 Cash dividends paid to shareholders                       (283)        0

NET CASH PROVIDED BY FINANCING ACTIVITIES                   756     8,239

DECREASE IN CASH/CASH EQUIVALENTS                        (4,375)   (1,003)

Cash and cash equivalents at beginning
  of period                                              21,886    16,219

Cash and cash equivalents at end of
  period                                                $17,511   $15,216

(Continued on following page)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)
                                   (In 000s)

                                              Nine Months
                                          Ended September 30,
                                        1996              1995

CASH AND CASH EQUIVALENTS AT September 30
    CONSIST OF:
         Cash and due from banks        $ 6,881           $ 5,426
         Federal funds sold              10,630             9,790

                                        $17,511           $15,216


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest              $ 2,306           $ 1,643
    Cash paid for income taxes          $   815           $ 1,248

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


Summary of Financial Results

    The Company recorded net income of $244, or $0.27 per share for the third quarter of 1996 as compared to net income of $310, or $0.35 per share for the same period in 1995. For the first nine months of 1996, the Company had net income of $824, or $0.91 per share, as compared to $833, or $0.95 per share for the first nine months of 1995. The Company's year to date 1996 net income was $9 below the results of the same period of 1995 for the following reasons. Net interest income for the nine months ending September 30, 1996, was $602, or 14%, higher than the results for the same period of 1995. This increase was partially offset by an increase in the provision for loan losses for the first three quarters of 1996 of $134, or 77%, over the same period of 1995. Additionally, the increase in non-interest income of $60, or 11%, over the nine months of 1995, was offset by a $543, or 17%, increase in non-interest expenses in 1996 over the same time frame of 1995. Tax expenses decreased by $6, or 1%, in 1996 over 1995 totals due to the slightly lower year to date earnings.


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

    For both the third quarter and first nine months of 1996, net interest income was $193 and $602, respectively, higher than the same periods of 1995. These increases were due to growth in earning assets during the prior twelve months and increases in rates paid on loans and investments during the latter half of 1995. These increases were partially offset by growth in interest bearing deposits.

    For the first nine months of 1996, total average earning assets were approximately $94,074, an increase of approximately $11,874, or 14%, over total average earning assets ($82,200) during the same period in 1995. This increase in average assets in 1996 as compared to 1995, contributed significantly to the increase of $184, and $794, in total interest income for the third quarter and year to date respectively.

    During the third quarter of 1996, total interest expense decreased over the same period of 1995 by $9. In March 1995, the Bank offered a limited time, one year, 7% certificate of deposit product. This product caused the Bank's cost of funds to increase dramatically during the next twelve months. In March 1996, these higher paying certificate of deposits matured and were replaced with deposits paying 100 to 200 basis points lower (See "Deposits" herein), thus immediately bringing down the Bank's overall cost of funds. This lower cost of funds was directly responsible for the decrease in total interest expense during the third quarter of 1996 over the same period of 1995.

    Net interest expense for the first nine months of 1996 was $192 higher than the same period of 1995. This increase represents a combination of the higher cost of funds from the first quarter, coupled with the lower interest rates paid during the second and third quarters of 1996. Additionally, total interest bearing deposits increased during the prior twelve months bringing with it a natural growth in interest expense. Average interest bearing deposits for the first nine months of 1996 were $75,954, an increase of $8,322, or 12%, over 1995's average of $67,632.


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

    During the third quarter of 1996, the provision was $129 as compared to a provision of $50 for the same period in 1995. For the first nine months of 1996, the provision was $308 as compared to a provision of $174 for the same period of 1995. Gross loans totaled $79,596, as of September 30, 1996, an increase of $8,772 or 12%, over the September 30, 1995, balance of $70,824. The increase in the provision during the third quarter and first nine months of 1996 over 1995, was due primarily to an increase in outstanding loan balances and management's ongoing assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).


Non-Interest Income

    Non-interest income consists primarily of service charges on deposit accounts and fees charged for other banking services. Non-interest income for the third quarter of 1996 was $201, $4 or 2%, greater than the third quarter of 1995. Non-interest income for the first three quarters of 1996 was $612, $60 or 11%, higher than the same period of 1995. The growth experienced in 1996 can be attributed to the continued increase in number of deposit accounts subject to service charges during the period under review. Additionally, the Bank's merchant card processing program has shown strong gains throughout 1995 and into 1996 contributing to the growth in non-interest income during the first three quarters of 1996.


Non-Interest Expense

    For the third quarter of 1996, non-interest expenses increased by $200, or 18%, over the same period of 1995. Total non-interest expenses for nine months ending September 30, 1996 were $3,743, representing an increase of $543, or 17%, over 1995's total of $3,200. Salaries and employee benefit and marketing and business development expenses showed the largest dollar increases during the first nine months of 1996 over the same period in 1995 however, occupancy and furniture, fixtures and equipment expenses also showed a percentage gain of approximately 15%.

    Salaries and employee benefits increased by $121, or 20%, in the third quarter of 1996 as compared to the same period of 1995. 1996 year to date salary related expenses increase by $369, or 22%, over the first nine months of 1995. This increase can be primarily attributed to an addition of approximately nine full time equivalent employees during the previous twelve months. This staff increase was a strategic move by management in order to take advantage of unique marketing opportunities taking place in the Company's service area and were necessary to maintain an adequate service level given the overall growth within the Company. Additionally, annual Company wide salary increases for 1996, which began in March, were approximately 4%.

    Occupancy and furniture, fixtures and equipment expenses increased a combined total of $22 during the third quarter of 1996 over the same period of 1995. Expenses for the first nine months of 1996 were $86 higher than the same period of 1995. During 1995, the Bank closed and relocated a branch, relocated its head quarters, moved the bulk of its lending and loan administrative staff, remodeled its North Napa office and relocated the EDP and Customer Service Departments. The bulk of these moves and costs were incurred during the second and third quarters of 1995. These moves increased the Company's total occupied rental space by approximately 7,500 square feet. This increase in square footage and associated costs, contributed materially to the increase in 1996 verse 1995 totals.

    The Company increased its marketing and business development costs by $30 during the third quarter of 1996 over the same period of 1995. For the first nine months of 1996, marketing and business development costs increased by $40 over the nine months of 1995. This increase in the two time periods under review is due primarily to a focused and high profile marketing campaign started late in the first quarter of 1996.

    Other non-interest expense increased by $34 for the third quarter of 1996 over the similar period of 1995. For the three quarters of 1996 non-interest expenses increased by $49 over 1995 totals. The growth in both the third quarter and year to date is due primarily to the overall growth in the Company of approximately 12% over the last twelve months.

Income Taxes

    Income tax expense was 41% of pre-tax income for the nine months ending September 30, 1996 and 1995.


Loans and Nonaccrual Loans

    Gross loans totaled $79,596 at September 30, 1996, an increase of $4,897 (7%), and $8,772 (12%) over December 31, 1995 and September 30, 1995, respectively. The increase in the Company's loan portfolio over the last twelve months resulted from new loan generation by the Bank's loan officers, a concentrated marketing plan, and current changes in the Company's service area.

    As of September 30, 1996, nonperforming loans were $2,531, as compared to $1,447, at December 31, 1995. Accruing loans past due 90 days or more were $296 at September 30, 1996 and $0 at December 31, 1995, respectively.

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

    At September 30, 1996, the Company had approximately $2,827 in loans considered to be impaired. These loans were evaluated for impairment based on fair value of the underlying collateral and required an allowance for credit losses measured in accordance with SFAS No. 114 of $515.

    The average recorded investment in the impaired loans during the nine months ended September 30, 1996, was $1,628: the related amount of interest income recognized during the period that such loans were impaired was $31, and the amount of interest income recognized under the cash-basis method of accounting during the time within the period that the loans were impaired was $24.


Allowance for Loan Losses

    Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company maintains an allowance for possible loan losses at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, and based upon management's assessment of historical loan loss experience, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,526 allowance, approximately 1.92% of total loans outstanding at September 30, 1996, is adequate. At September 30, 1995, the $1,204 amounted to approximately 1.70% of total loans. There can be no assurance that in any given period the Bank may not sustain charge-offs which are substantial in relation to the size of the allowance. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs.

    The activity in the allowance for loan losses was as follows:

                                    1996        1995

Balance at January 1              $1,325      $1,050
     Provision for loan losses       308         174
     Recoveries                       71           3
     Charge-offs                    (178)        (23)

Balance at September 30           $1,526      $1,204

Investments

    The Bank's classification of its investment in debt and equity securities according to the provisions of SFAS 115 are as follows:

             September 30, 1996 - Investment Securities Classified
                  According to the Provisions of SFAS No. 115

                                 Gross          Gross
                               Amortized     Unrealized     Unrealized   Fair
                                 Cost           Gains         Losses     Value

Held-to-Maturity Securities
U.S. Treasury (HTM)            $1,723           $0             $10      $1,733

Federal Reserve Stock          $  232           $0             $ 0      $  232
Federal Home Loan Bank         $  317           $0             $ 0      $  317


Deposits

    Deposits totaled $97,791, at September 30, 1996, an increase of $1,039, or 1%, from December 31, 1995's balance of $96,752. Since December 31, 1995, slight increases have been seen in non-interest bearing deposits and time certificates only.

    During the last twelve months, deposits have grown by $10,174, or 12%, over September 30, 1995 total of $87,617. Management attributes this growth to changes in the Company's current service market, enhancements to the sales staff and a marketing and advertisement plan focused on deposit growth.

    Late in March 1996, a special 7%, one year certificate of deposit product offered a year ago, matured. The Bank conducted a special marketing promotion for these customers through an employee telephone campaign. These customers were offered certificate of deposits with maturities ranging from 12 to 24 months. Interest rates offered on these certificate of deposits were tiered dependent on the certificate of deposit's term and ranged 100 to 200 basis points below the previous 7% rate. The rates offered were similar to rates offered for similar products at other financial institutions in the Bank's service area. The Bank's program was successful in maintaining the bulk of these maturities at a substantially lower cost of funds, as evidenced by the slight growth of $333 in certificate of deposits from $37,319 at December 31, 1995 to $37,652 at September 30, 1996.

    Non-interest bearing demand deposits were 22% of total deposits at September 30, 1996, as compared to 19% at September 30, 1995. Time certificates of deposit were 39% of total deposits for the nine months ended September 30, 1996, and 40% for the same period of 1995.


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


Liquidity and Capital Resources

    Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. As shown in the Consolidated Statements of Cash Flows ("Statement") for the nine months ended September 30, 1996 and 1995, the Company's usual and primary source of funds has been customer deposits and loan principal repayments. While the usual and primary sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as those from other sources, will depend on future economic and other market conditions.

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

    The 1996 Statement shows that operations and financing activities were sources of net cash inflows ($468 and $756, respectively) for the first nine months of the year. Investing activities used a net $5,599 in cash, which was comprised primarily in increases in net loan originations which totaled $4,608. With these transactions, cash and cash equivalents for the first nine months of 1995 decreased by $4,375.

    If the Bank's loan portfolio grows substantially, it might be necessary to raise deposits to support this growth. The Bank monitors its loan-to-deposit ratio (81% at September 30, 1996 as compared to 77% at December 31, 1995) on a daily basis. If the loan-to-deposit ratio indicated that a liquidity squeeze is possible, the Bank has a number of options available to raise the necessary liquidity. The Bank can raise rates on deposits to attract more funds, as well as having $6,500, in short-term lines of credit available to it from its correspondent banks.

    Liquidity is measured by various ratios, the most common being the liquidity ratio of cash less reserve requirements, time deposits with other financial institutions, federal funds sold, and unpledged investment securities compared to total deposits. At September 30, 1996, this ratio was 21% as compared to 26% at December 31, 1995, and 22% at September 30, 1995.

    The Company's primary source of income is interest income earned on its liquid investments. The amounts invested by the Company in the Bank as of September 30, 1996 were approximately $88. The Company's yearly operating expenses are expected to exceed investment income by approximately $20 during 1996.

    During the first quarter of 1996, the Company declared and paid a cash dividend of twelve and a half cents ($.125) per share on outstanding stock. The first quarter dividend was based on 1995 earnings and amounted to $94. During the beginning of the second quarter of 1996, the Company declared another cash dividend of twelve and a half cents ($.125) per share. This second cash dividend was based on the first quarter earnings of 1996 and was also $94. During the third quarter of 1996, the Bank paid a $100 cash dividend to the Company. This dividend allowed the Company to declare and pay another cash dividend of twelve and a half cents ($.125) per share for a total of $94. If the Company continues with this cash pay out, it is expected that Bank management will pay additional dividends to the Company during the fourth quarter of 1996.

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

                                         Capital as a       Minimum    Tier 1
                                          % of Risk-       Leverage   Capital
                                        Weighted Assets      Ratio     Ratio

Regulatory Requirements
for 1996                                    8.00%            4.00%     4.00%

Consolidated Company Ratio at
September 30, 1996                         11.59%            7.55%     9.73%

Bank Ratio at September
30, 1996                                   10.87%            7.45%     9.61%

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

Item 3.     Not applicable

Item 4.     Not applicable

Item 5.     Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

                Form 8-K - Tender Offer on Company Stock for its ESOP

                Form 8-K - Change in Accountants

                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NAPA NATIONAL BANCORP



Date: November 14, 1996     By:
                                Brian J. Kelly
                                President/COO



                            By:
                                Joan E. Heinitz
                                Treasurer