Form 10-K
period 1996-12-31
NAPA NATIONAL BANCORP
filed 1997-03-31
CIK 700699

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10 - K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the year ended:  December 31, 1996
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1997: $2,564,000

Number of shares of Common Stock outstanding of the registrant's Common Stock, without par value, as of February 28, 1997 was 754,500. Fully diluted shares outstanding at this date was 906,050.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders is included in Part III, Items 10, 11, 12, and 13, are incorporated herein by reference. Registrant's Current Report on Form 8-K filed with the Commission on September 26, 1996 and amended October 23, 1996 is incorporated herein by reference in Part II, Item 9 herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions


PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

SIGNATURES


                            PART I

ITEM 1.     BUSINESS.

(A)  GENERAL.

    Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Napa County and the wine industry; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" included herein in Item 1 and other risk factors discussed elsewhere in this Report.

    Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. At December 31, 1996, the Company had consolidated assets of $113,827,000 and shareholders' equity of $7,971,000. The Bank is a full service commercial bank with three offices serving the Napa Valley area in Northern California. The Company itself does not engage in any business activities other than the ownership of the Bank and the ownership of Napa National Leasing Corporation, an inactive subsidiary authorized to engage in the leasing of equipment and other personal property (the "Leasing Company").
W. Clarke Swanson, Jr., Chairman of the Board and CEO, beneficially owns approximately 70% of the outstanding shares of Common Stock of the Company. The Company is registered under the Bank Holding Company Act of 1956, as amended.

    The Bank provides a wide range of commercial banking services to individuals, professionals and small- and medium-sized businesses in the Napa Valley area. The services provided include those typically offered by commercial banks, such as: checking, interest checking, savings, and time deposit accounts, commercial, construction, personal, home improvement, mortgage, automobile and other installment and term loans, travelers' checks, night depository facilities, wire transfers, merchant card services, courier service and automated teller machines.

    The Bank does not provide international banking or trust services but has arranged for its correspondent banks to offer these and other services to its customers on an as needed basis.

    Individuals, small businesses and professionals, manufacturers, distributors, retailers, wineries, vineyard owners, real estate developers and the Bank's shareholders currently form the core of the Bank's customer and deposit base. In order to attract these customers, the Bank offers extensive personalized contact, specialized services and banking convenience, including Saturday banking hours.


EXISTING LOCATIONS

    In addition to the Bank's head offices at 901 Main Street in Downtown Napa, the Bank has two branch offices, one in St. Helena and one in North Napa. All three facilities offer full service to the Bank's customers. See "Item 2. - Properties" herein.


DEPOSITS

    Most of the Bank's deposits are obtained from individuals, professional firms and small- to medium-sized businesses from the Bank's service area. As of December 31, 1996, the Bank had a total of 9,580 accounts representing 6,292 demand accounts with an average balance of approximately $8,664 each, 2,106 savings accounts with an average balance of approximately $5,708 each, and 1,182 other time accounts with an average balance of approximately $30,489 each.


OTHER BORROWINGS

    At December 31, 1996 and 1995, the Bank had no borrowed funds.


LENDING ACTIVITIES

    The Bank concentrates its lending activities in four areas: commercial loans, short-term real estate and construction loans, mortgage loans, and loans to individuals or households, automobile and other personal expenditures. At December 31, 1996, these four loan categories accounted for approximately 66%, 11%, 6% and 17%, respectively, of the Bank's loan portfolio. Within these categories, $10,933,000, or 14%, of the loan portfolio, relates to the winery and vineyard segment of the agricultural industry with commitments to lend an additional $4,670,000.

    Under federal regulations applicable to national banks, at December 31, 1996, in general, the Bank cannot make loans to one borrower in excess of $1,390,000. For borrowers desiring loans in excess of the Bank's lending limit, the Bank may make such loans on a participation basis with other banks, without recourse to the Bank. In other cases, the Bank may refer such borrowers to larger banks or lending institutions. The interest rates charged for the various loans made by the Bank vary with the degree of risk, size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates.

    The Bank's construction and mortgage loans are not concentrated in any one category and include loans to individuals, partnerships and corporations. As of December 31, 1996, the Bank had gross loans outstanding of $79,695,000 and undisbursed loan commitments of $21,351,000.

COMMITMENTS AND LINES OF CREDIT

    The Bank makes contractual commitments to extend credit. Such commitments are usually made in the form of revolving lines of credit or term loans with one or more takedowns. Such commitments typically mature within one to three years. The Bank also extends standby letters of credit which support the obligations of Bank customers to third parties. At December 31, 1996, the Bank had $20,467,000 in commitments to extend credit and $865,000 in standby letters of credit.


CORRESPONDENT BANKS

    At December 31, 1996, the Bank had correspondent relationships with Wells Fargo Bank, Bank of America National Trust and Savings Association, and Union Bank of California. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers and, as a net seller of federal funds (overnight interbank loans), to minimize the risk of undue concentration of its resources with a few entities. The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.


EMPLOYEES

    At December 31, 1996, the Bank employed 75 employees, including 26 officers and 12 part-time employees. At December 31, 1996, the Company employed one employee.

(B)  NAPA NATIONAL LEASING CORPORATION - COMPANY SUBSIDIARY

     This subsidiary was inactive during 1996.

(C)  SELECTED STATISTICAL INFORMATION

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

    During 1996 and prior years, the Company did not own any tax-exempt securities.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

    The following table sets forth the distribution of consolidated average assets, liabilities and shareholders' equity for the years ended December 31, 1996 and 1995. Average balances have been computed using daily adjusted balances.

                                                YEAR ENDED DECEMBER 31,
                                               1996                1995
                                         AVERAGE             AVERAGE
                                         BALANCE   PERCENT   BALANCE   PERCENT
                                         (000'S)   OF TOTAL  (000'S)   OF TOTAL

ASSETS

Cash and Due from Banks                   $  6,100     5.9%    $ 5,546    6.0%
Interest-Bearing Deposits
  With Other Banks                           4,210     4.0       4,356    4.7
Taxable Investment Securities                2,087     2.0       1,387    1.5
Federal Funds Sold                          10,844    10.4      10,285   11.1
Loans, Net (1)                              77,064    74.0      67,092   72.7
Premises and Equipment, Net                  2,484     2.4       2,080    2.3
Other Assets and Accrued
  Interest Receivable                        1,391     1.3       1,595    1.7

     Total Assets                         $104,180   100.0%    $92,341  100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                                  $ 19,284    18.5%    $15,752   17.1%
  Interest-Bearing
     Transaction Accounts                   27,970    26.8      24,682   26.7
  Savings                                   12,071    11.6      12,151   13.2
  Time                                      36,600    35.1      32,503   35.2

Total Deposits                              95,925    92.0      85,088   92.2

Other Liabilities and
  Accrued Interest                             487     0.5         540    0.5

Shareholders' Equity                         7,768     7.5       6,713    7.3
Total Liabilities and
     Shareholders's Equity                $104,180   100.0%    $92,341  100.0%

--------------------
1) Average loans include net deferred loan fees and non-accrual loans and are net of the allowance for loan losses.

INTEREST RATES AND DIFFERENTIALS

    The following table sets forth information concerning interest-earning assets and interest-bearing liabilities, respective average yields or rates, the amount of interest income or expense, and the net interest margin and the net interest spread. Loan fees of $409,000 in 1996 and $294,000 in 1995 are included, while non-accrual interest is excluded from computations of interest income and expense.

                                               YEAR ENDED DECEMBER 31, 1996
                                                          INTEREST
                                               AVERAGE     INCOME/   AVERAGE
                                               BALANCE     EXPENSE   YIELD/
                                               (000'S)     (000'S)    RATE
INTEREST-EARNING ASSETS

Loans, Net (1,2)                               $77,064     $8,277     10.74%
Interest-Bearing Deposits
  With Other Banks                               4,210        230      5.46
Taxable Investment Securities                    2,087        119      5.70
Federal Funds Sold                              10,844        547      5.04

  Total Average Interest-Earning
    Assets                                     $94,205     $9,173      9.74%

INTEREST-BEARING LIABILITIES

Deposits:
  Interest-Bearing Transaction
    Accounts                                   $27,970     $  563      2.01%
  Savings                                       12,071        275      2.28
  Time                                          36,600      1,976      5.40

Total Average Interest-Bearing
    Liabilities                                $76,641     $2,814      3.67%

Net Interest Income and
  Net Interest Margin (3)                                  $6,359      6.75%

Net Interest Spread (4)                                                6.07%


1) Average loans include net deferred loan fees and non-accrual loans and are net of allowance for loan losses.

2)  Loan interest income includes loan fees of $409,000.

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

                                    YEAR ENDED DECEMBER 31, 1995
                                               INTEREST
                                    AVERAGE    INCOME/    AVERAGE
                                    BALANCE    EXPENSE     YIELD/
                                    (000'S)    (000'S)      RATE
INTEREST-EARNING ASSETS

Loans, Net (1,2)                    $67,092      $7,515     11.20%
Interest-Bearing Deposits
  With Other Banks                    4,356         251      5.76
Taxable Investment Securities         1,387          83      5.98
Federal Funds Sold                   10,285         583      5.67

 Total Average Interest-Earning
   Assets                           $83,120      $8,432     10.14%

INTEREST-BEARING LIABILITIES

Deposits:
  Interest-Bearing Transaction
     Accounts                       $24,682      $  517      2.09%
  Savings                            12,151         292      2.40
  Time                               32,503       1,825      5.61

Total Average Interest-Bearing
    Liabilities                     $69,336      $2,634      3.80%

Net Interest Income and
  Net Interest Margin (3)                        $5,798      6.98%

Net Interest Spread (4)                                      6.34%


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

RATE AND VOLUME ANALYSIS

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


                                          YEAR ENDED DECEMBER 31, 1996
                                                  COMPARED TO
                                          YEAR ENDED DECEMBER 31, 1995
                                                    (IN 000'S)

                                           AVERAGE   AVERAGE    NET
                                           VOLUME      RATE    CHANGE

INCREASE (DECREASE) IN INTEREST INCOME:

  Loans, Net                                $1,116   $(354)    $762
  Interest-Bearing Deposits
     With Other Banks                           (9)    (12)     (21)
  Taxable Investment Securities                 42      (6)      36
  Federal Funds Sold                            32     (68)     (36)

     Total Increase (Decrease)               1,181    (440)     741

INTEREST (DECREASE) IN INTEREST EXPENSE:

Deposits:
  Interest-Bearing Transaction
     Accounts                                   68     (22)      46
  Savings                                       (2)    (15)     (17)
  Time                                         228     (77)     151

     Total Increase (Decrease)                 294    (114)     180

     Change in Net Interest Income          $  887   $(326)    $561

                                    YEAR ENDED DECEMBER 31, 1995
                                             COMPARED TO
                                    YEAR ENDED DECEMBER 31, 1994
                                              (IN 000'S)

                                       AVERAGE   AVERAGE   NET
                                       VOLUME    RATE      CHANGE
INCREASE (DECREASE) IN
  INTEREST INCOME:

  Loans, Net                             $896   $1,000   $1,896
  Interest-Bearing Deposits
     With Other Banks                      38       65      103
  Taxable Investment Securities            19       17       36
  Federal Funds Sold                      (18)     189      171

     Total Increase                       935    1,271    2,206

INTEREST (DECREASE) IN INTEREST EXPENSE:

Deposits:
  Interest-Bearing Transaction
     Accounts                              (1)      48       47
  Savings                                 (37)       6      (31)
  Time                                    377      583      960

     Total Increase                       339      637      976

     Change in Net Interest Income       $596     $634   $1,230

INVESTMENT SECURITIES AND FEDERAL RESERVE STOCK

    The Bank's classification of its investment in debt and equity securities according to the provisions of SFAS 115 are as follows:

                   DECEMBER 31, 1996 - INVESTMENT SECURITIES

                                             GROSS       GROSS
                               AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                  COST       GAINS       LOSSES      VALUE

Held-to-Maturity Securities
U.S. Treasury (HTM)            $1,723,000   $27,000        $0      $1,750,000

                   DECEMBER 31, 1995 - INVESTMENT SECURITIES

                                             GROSS       GROSS
                               AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                  COST       GAINS       LOSSES      VALUE

Held-to-Maturity Securities
U.S. Treasury (HTM)            $1,235,000   $15,000        $0      $1,250,000

    The Company had Federal Reserve and Federal Home Loan Bank Stock totalling $554,000 and $197,000, at December 31, 1996 and 1995, respectively.

    Yields on securities have been calculated by dividing interest income, adjusted for amortization of any premium and accretion of any discount, by the book value of the related securities. The Company's Federal Reserve and Federal Home Loan Bank Stocks have no maturity and a weighted average yield of 6.0%.
All of the Company's U.S. Treasury securities have a maturity of less than twelve months and a weighted average yield of 5.4%.

LOAN PORTFOLIO

    The Company's primary service area is Napa County and the Carneros growing region of Sonoma County. The Company's portfolio of loans consists of real estate mortgage and construction loans, commercial and consumer loans.

    At December 31, 1996, the Company's real estate construction portfolio totaled $8,706,000. Real estate loans consisted of single family residences to developers and owner-builders with a history of successfully developing projects in the Company's market area. The loan-to-value ratio on each real estate construction loan required by the Company depends upon the amount of the loan, the nature of the property, whether the property is residential or commercial and whether or not it is owner occupied. For construction loans, the Company's policy is to require that the loan-to-value ratio generally be no more than 70% when the loan is initially made and that the borrower generally has no less than a 50% equity interest in the land. Substantially all of the real estate construction portfolio is secured by real estate located within the Company's service area.

    Conventional real estate loans totaled $4,918,000 at December 31, 1996. The loan-to-value ratio required by the Company on conventional real estate loans depends upon the nature of the property and whether or not it is owner-occupied. For owner-occupied conventional real estate loans, the Company usually requires that the loan-to-value ratio be no more than 80% except when private mortgage insurance is required, whereupon the Company may allow the loan-to-value ratio to rise generally to no more than 85% when the loan is initially made. Generally, non-owner-occupied conventional real estate loans must have loan-to-value ratios not exceeding 70% when the loan is made. The entire real estate mortgage portfolio is generally secured by first or second deeds of trust. Substantially all of the secured property is located within the Company's service area.

    At December 31, 1996, commercial loans totaled $52,789,000. Commercial lending is primarily to professionals and companies with sales up to $10 million. The Company's lending relationships generally involve companies with sales of no more than $30 million. Substantially all of the commercial loan portfolio is secured, some of which may include real estate collateral. Such loans are not intended as permanent financing of real estate but are made for commercial purposes and are secured by commercial real estate. The Company evaluates such loans based upon the borrower's ability to service the debt through its business operations and does not rely primarily on the value of the real estate collateral for repayment. The remaining portfolio is secured by accounts receivables, inventory, equipment, stock and deposits held by the Company.

    Total consumer loans, including personal lines of credit, were $13,282,000 at December 31, 1996. Included in consumer loans to individuals are home equity lines of credit, totaling $9,066,000, which are secured primarily by second trust deeds on single family residences. The Company requires a debt-to-value ratio of not higher than 75% for most home equity loans when the loan is initially made. The remaining portfolio is collateralized by automobiles, computers and other equipment, and deposits held by the Company. Over 70% of the Company's consumer portfolio is secured.

    The Company had standby letters of credit outstanding of $865,000 and $646,000 at December 31, 1996 and December 31, 1995, respectively. In addition, the Company had commitments to fund real estate construction loans, commercial loans and consumer loans of $2,684,000, $17,670,000 and $997,000, respectively, at December 31, 1996.

    The Company did not have any loans related to lease financing activities in the loan portfolio at December 31, 1996.

    The following table shows the composition of the Bank's loan portfolio by type of loan or borrower as of December 31, 1996 and 1995:


                                    DECEMBER 31,
                                  1996       1995
                                     (IN 000'S)

Commercial                      $52,789     $48,407
Real Estate--Construction         8,706       7,850
Real Estate--Mortgage             4,918       4,729
Installment Loans and Leases      4,216       3,376
Personal Lines of Credit
  and Other                       9,066      10,337

     Total Loans                 79,695      74,699
Less Allowance for
  Loan Losses                    (1,405)     (1,325)

Total Loans, Net                $78,290     $73,374

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

    During the beginning of 1997, the Napa Valley was subjected to severe weather conditions that resulted in some areas of the Valley flooding from high rain fall levels. Most of the flooding resulted in areas near the Napa River on dormant fields. Management believes that this flooding did not have a direct or material impact on the collateral underlying portions of the existing loan portfolio.


LOAN CONCENTRATIONS

    At December 31, 1996, approximately $55,680,000, or 70% of the loan portfolio was secured by commercial or residential real estate. Concentrations of the Bank's lending activity in the real estate sector could have the effect of intensifying the impact on the Bank if there are any adverse changes in the real estate market in the Bank's lending area.

    The Bank is located in the Napa Valley and a significant amount of its loans are related to winery and vineyard operations. Loans related to winery and vineyard operations constituted approximately $10,933,000, or 14% of total loans at December 31, 1996, as compared to $6,913,000, or 9% of total loans, at December 31, 1995. A downturn in the wine industry in the Napa Valley or a disruption in wine production, which may result from extreme weather conditions, plant diseases or other natural causes, competition, changes in governmental regulatory or tax policies, or changes in consumer preferences, could have a significant adverse impact on the Company's results of operations and financial condition.

NONPERFORMING ASSETS

    The following table shows the Company's nonperforming assets by category as of December 31, 1996 and 1995:

                                       DECEMBER 31,
                                     1996      1995
                                       (In 000'S)
Nonperforming assets:
Nonaccrual Loans including loans
     past due 90 days               $3,152     $1,447
Other Real Estate Owned                328          0

     Total Nonperforming Assets     $3,480     $1,447


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

    Interest income on nonaccrual loans at December 31, 1996 which would have been recognized during the year if the loans had been current in accordance with their original terms totaled $188,000 versus $291,000 for the same period in 1995.

    As of December 31, 1996 and 1995, other real estate owned totaled $328,000 and $0, respectively. It is the Company's policy to write foreclosed property down to the lower of fair market value less estimated selling costs or cost at the time it is reclassified into other real estate owned. Miscellaneous expenses relating to the property are charged to other noninterest expenses as incurred.

    As of the date of this filing, there were no other loans, other than those included in the table above, where known information concerning possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms such that they may become nonperforming loans. See "Nonperforming Assets" herein.

    At December 31, 1996, pursuant to SFAS 114, the Company's total recorded investment in nonaccrual loans was $3,152,000, of which there was a related allowance for credit losses of $204,000.

     The average recorded investment in nonaccrual loans during 1996 was $2,123,000. Related interest income recognized on impaired loans during the year ended December 31, 1996, under the cash-basis method of accounting was approximately $44,000.

SUMMARY OF LOAN LOSS EXPERIENCE

    Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company has an allowance for loan losses which is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, historical loan loss experience, the amount of past due and nonperforming loans, comments of third-party loan review consultants, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,405,000 allowance, which constitutes 1.76% of total loans at December 31, 1996, was adequate as an allowance against foreseeable losses from the loan portfolio. The allowance was $1,325,000, or 1.77%, of the total loan portfolio at December 31, 1995. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future allowance levels.

    An analysis of the allowance for loan losses for the years ending December 31, 1996 and 1995 follows:

                                               DECEMBER 31,
                                              1996      1995
                                                (IN 000'S)
ALLOWANCE FOR LOAN LOSSES:
   Balance, Beginning of Year               $ 1,325   $ 1,050
   Provision Charged to Expense                 550       323
   Loans Charged Off:
     Commercial                                (297)      (20)
     Personal Lines of Credit and Other        (177)      (31)
     Real Estate Construction                   (70)        0

       Total Loans Charged Off                 (544)      (51)

   Recoveries:
     Commercial                                  71         0
     Personal Lines of Credit and Other           3         3
       Total Recoveries                          74         3

       Net Loans (Charged Off) Recovered       (470)      (48)

   Balance, End of year                     $ 1,405   $ 1,325

   Average Gross Loans Outstanding
     During Period                          $78,861   $68,499
   Total Gross Loans at End of Year         $79,695   $74,699

RATIOS:
   Net Loans Charged Off
     to Average Loans Outstanding              0.60%     0.07%
   Net Loans Charged Off to Total
     Loans at End of Year                      0.59%     0.06%
   Allowance for Loan Losses to
     Average Loans                             1.78%     1.93%
   Allowance for Loan Losses to
     Total Loans at End of Year                1.76%     1.77%
   Net Loans Charged Off
     to Allowance for Loan
     Losses at End of Year                    33.45%     3.62%
   Net Loans Charged Off
     to Provision for
     Loan Losses                              85.45%    14.86%

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


                              DECEMBER 31, 1996     DECEMBER, 31, 1995
                                         PERCENT                PERCENT
                                        OF LOANS               OF LOANS
                                         IN EACH                IN EACH
                                        CATEGORY               CATEGORY
                            AMOUNT OF   TO TOTAL   AMOUNT OF   TO TOTAL
                            ALLOWANCE     LOANS    ALLOWANCE     LOANS
                             (000'S)                (000'S)
Commercial                     $  920         74%     $  731         62%
Real Estate-Construction          119         10         123         11
Real Estate-Mortgage              162         13         119         10
Installment Loans
   and Leases                       3          0          77          7
Personal Lines of
   Credit and Other                44          3         120         10
Unallocated                       157                               155

     Total                     $1,405        100%     $1,325        100%


MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

    The following table shows the maturity distribution of the portfolio of loans and leases in thousands as of December 31, 1996 and sets forth the sensitivity to changes in interest rates by comparing total loans with fixed interest rates and total loans with floating or adjustable rates.

                                        AFTER ONE
                                         THROUGH     AFTER
                              ONE YEAR    FIVE        FIVE
                              OR LESS     YEARS      YEARS      TOTAL
                                             (In 000's)
Commercial                     $50,363     $2,402       $ 24   $52,789
Real Estate-Construction         8,674         32          0     8,706
Real Estate-Mortgage             3,648        974        296     4,918
Installment Loans & Leases       2,090      2,126          0     4,216
Personal Lines of Credit &
   Other                         9,011         55          0     9,066

     Total                     $73,786     $5,589       $320   $79,695

Loans With Fixed Interest
   Rates                       $ 1,238     $3,890       $320   $ 5,448
Loans With Floating
   Interest Rates               72,548      1,699          0    74,247

    Total                      $73,786     $5,589       $320   $79,695


DEPOSITS

    The following table reflects average balances and the average rates paid for the major categories of deposits for the years ended December 31, 1996 and 1995:

                                        YEAR ENDED DECEMBER 31,
                                   1996                1995
                                 AVERAGE   AVERAGE   AVERAGE   AVERAGE
                                 BALANCE     RATE    BALANCE     RATE
                                 (000'S)             (000'S)

Noninterest-Bearing Demand       $19,284      0.00%  $15,752      0.00%
Interest-Bearing
   Transaction Accounts           27,970      2.01    24,682      2.09
   Savings Deposits               12,071      2.28    12,151      2.40
   Time Deposits over 100,000      9,987      5.20     7,551      5.19
   Other Time Deposits            26,613      5.47    24,952      5.74

Total Deposits                   $95,925      3.67%  $85,088      3.80%

    The following table sets forth, by time remaining to maturity, the domestic time deposits in amounts of $100,000 or more at December 31, 1996:

                                            Amount
       Maturing In:                         (000's)

       Three Months or Less                 $ 5,287
       Over Three Through Twelve Months       4,224
       Over Twelve Months                     1,317

           Total                            $10,828

SELECTED FINANCIAL RATIOS

    The following table sets forth certain financial ratios for the periods indicated (averages are computed using daily figures):

                                       YEAR ENDED DECEMBER 31,
                                          1996         1995
Net income to:
   Average earning assets                 0.94%        1.30%
   Average total assets                   0.87         1.19
   Average shareholders' equity          11.61        16.40

Average shareholders' equity to:
   Average total assets                   7.46%        7.27%
   Average net loans                     10.08        10.01
   Average total deposits                 8.10         7.92

Average earning assets to:
   Average total assets                  92.15%       91.52%
   Average total deposits               100.08        99.67

Percent of average total deposits:
   Average net loans                     80.33%       79.12%
   Average noninterest-bearing
      deposits                           20.10        18.56
   Average savings and other
      time deposits                      50.74        52.38

Total interest expense to:
   Total gross interest income           30.68%       31.24%

Dividend Pay-out Ratio                   41.82%        0.00%

THE EFFECT OF GOVERNMENT POLICY ON BANKING

     The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted. Additionally, state and federal tax policies can impact banking organizations. Effective January 1, 1997, applicable California bank and corporation tax rates were reduced by 5% in order to keep California competitive with other western states.

     As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and in the banking industry, in December 1991, Congress enacted, and the President signed into law, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

     Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies, the manner in which the regulatory agencies implement those regulations and certain phase-in periods.


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

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state beginning September 29, 1995 without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law).

     The Interstate Banking and Branching Act also authorizes banks to merge across states lines, therefore creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to such act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. California enacted legislation to "opt in" to the Interstate Banking and Branching Act provisions regarding interstate branching, allowing a state bank chartered in a state other than California to acquire by merger or purchase, at any time after effectiveness of the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ("IBBA"), a California bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office. See the section entitled "Recently Enacted Legislation" for additional information.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

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

     Generally, a bank holding company and its subsidiaries are prohibited from engaging in tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services unless the FRB permits an exception to the tying prohibitions pursuant to exemption authority available to it under applicable law. The FRB, however, has adopted a rule, effective September 2, 1994, amending the anti-tying provisions to permit a bank or bank holding company to offer a lower price on a loan, deposit or trust service (traditional bank product), or on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate. Additionally, as of January 23, 1995, a bank holding company, or a nonbank subsidiary, may offer lower prices on any of its products or services on the condition that the customer obtain another product or service from such company or any of its nonbank affiliates, provided that all products offered in the package arrangement are separately available for purchase.

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

     By comparison, California state-chartered banks are regulated by the California Superintendent of Banks (the "Superintendent"). Pursuant to AB 3351, which was adopted by the California legislature during 1996, all of the California state regulatory authorities for state-chartered depository institutions will be consolidated under a new state agency, the Department of Financial Institutions ("DFI") effective July 1, 1997. The newly created DFI combines the State Banking Department and the Department of Savings and Loan while regulatory oversight over industrial loan companies and credit unions will be shifted from the Department of Corporations to the DFI. During 1996 the California Interstate Banking and Branching Cleanup Act was enacted, which revised the Superintendent's assessment methodology for state-chartered banks in order to provide a better basis of comparison to the method used by the OCC. Under the new methodology, the average assessment for state banks will be approximately 39% of the OCC's annual charges for national bank supervision.

     During 1996, the OCC adopted a regulation to revise and streamline its procedures with respect to corporate activities of national banks, to be effective December 31, 1996. These revised standards allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard allows a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these new standards will be available to well-capitalized or adequately capitalized national banks.


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

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. Additionally as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

     In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1996 (amounts in thousands except percentage amounts).

                                      THE COMPANY
                                          WELL        MINIMUM
                         ACTUAL       CAPITALIZED     CAPITAL
                     CAPITAL  RATIO      RATIO      REQUIREMENT
Leverage...........   $7,971   7.21%      5.0%          4.0%
Tier 1 Risk-Based..    7,971   9.34       6.0           4.0
Total Risk-Based...    9,376  10.99      10.0           8.0

                                       THE BANK
                                         WELL         MINIMUM
                         ACTUAL       CAPITALIZED     CAPITAL
                     CAPITAL  RATIO     RATIO       REQUIREMENT

Leverage...........   $7,862   7.11%      5.0%          4.0%
Tier 1 Risk-Based..    7,862   9.22       6.0           4.0
Total Risk-Based...    8,932  10.47      10.0           8.0

     Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy. This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

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

    "WELL CAPITALIZED"                    "ADEQUATELY CAPITALIZED"
    ------------------                    ------------------------
    Total risk-based capital of 10%;      Total risk-based capital of 8%;
    Tier 1 risk-based capital of 6%; and  Tier 1 risk-based capital of 4%; and
    Leverage ratio of 5%.                 Leverage ratio of 4%.

    "UNDERCAPITALIZED"                    "SIGNIFICANTLY UNDERCAPITALIZED"
    ------------------                    --------------------------------
    Total risk-based capital less than    Total risk-based capital less than 6%;
     8%;                                  Tier 1 risk-based capital less than
    Tier 1 risk-based capital less than   3%; or
     4%; or                               Leverage ratio less than 3%.
    Leverage ratio less than 4%.

    "CRITICALLY UNDERCAPITALIZED"
    -----------------------------
    Tangible equity to total assets
     less than 2%.

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

     In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. In 1994 FDICIA was amended to (a) authorize the agencies to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (b) give the agencies greater flexibility in prescribing asset quality and earnings standards and (c) eliminate the requirement that such standards apply to depository institution holding companies.

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

PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

     FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC also administers the Savings Association Insurance Fund ("SAIF"), which insures deposits in thrift institutions. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

     As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. The new assessment schedule would retain the risk based characteristics of the current system. On November 26, 1996 the FDIC decided to continue in effect the current BIF assessment rate schedule.

     The FDIC may make limited adjustments to the above rate schedule not to exceed an increase or decrease of 5 basis points without public notice and comment rulemaking. The amount of an adjustment adopted by the Board is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the designated reserve ratio and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

     In 1996 Congress enacted the Deposit Insurance Funds Act ("Funds Act") in order to raise the level of SAIF reserves, and to reduce the possibility that bonds issued by the Financing Corporation ("FICO") would go into default. The FICO was a special purpose government corporation that issued $8.2 billion in bonds to recapitalize the Federal Savings and Loan Insurance Corporation. Interest on the FICO bonds was paid from the proceeds of assessment made on the deposits of SAIF members. Because of the almost $800 million needed to pay for the annual interest on the FICO bonds, the payments of SAIF members were not increasing the SAIF reserve to a sufficient level to allow the FDIC to reduce assessment rates (as had been done for BIF deposits), and SAIF members were employing certain strategies to either exit the system or transfer deposits to BIF coverage.

     Pursuant to the Funds Act, the FDIC imposed a special one-time assessment on all institutions that held SAIF assessable deposits as of March 31, 1995 of an estimated 65.7 cents per $100 of SAIF assessable deposits. Certain discounts and exemptions from the assessment were available. For example, BIF-member banks that had acquired SAIF-insured deposits from thrifts were generally entitled to a 20% discount on the special assessment if the bank satisfied certain statutory thresholds (the bank's acquired SAIF deposits, as adjusted, must be less than half of its total domestic deposits). Furthermore, beginning January 1, 1997, all FDIC-insured institutions will be assessed to cover the interest payments due on FICO bonds. For calendar years 1997 through 1999, BIF members will pay one-fifth the rate SAIF members will pay, and beginning in 2000 both types of institutions will pay the same rate. BIF members will be required to pay a FICO assessment of approximately 1.3 basis points for the first semiannual FICO assessment in 1997.

      The Funds Act also authorized the FDIC to rebate assessments paid by BIF members if the BIF has reserves exceeding its designated reserve ratio of 1.25 percent of total estimated insured deposits. The adjusted BIF balance was $25.888 billion on June 30, 1996, a reserve ratio of 1.30 percent. The FDIC has expressed its view that the long-term needs of the BIF are a factor in setting the effective average BIF assessment rate, and that the FDIC is uncertain whether the current favorable conditions represent a long-term trend.


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

     In 1996, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones ostensibly more performance based than before to be fully phased in as of July 1, 1997. The guidelines provide for streamlined examinations of smaller institutions.


RECENTLY ENACTED LEGISLATION

     On September 29, 1995 the IBBA became effective. The IBBA implemented the federal Interstate Banking and Branching Act. The main features of this legislation are (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Superintendent will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Superintendent finds that the transaction is consistent with public convenience and advantage. The legislation also contains extensive provisions governing intrastate and interstate (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

     During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act ("RCRA") to provide lenders and fiduciaries with greater protections from environmental liability. The definition of "owner or operator" under CERCLA has been amended to exclude a lender who: (i) holds indicia of ownership in a property primarily to protect its security interest, but does not participate in the property's management or (i) forecloses on a property, or, after foreclosure, sells, re-leases (in the case of a lease finance transaction), or liquidates the property, maintains business activities, winds up operations, undertakes a response under CERCLA, or takes measures to preserve, protect or prepare property prior to sale or disposition, so long as the lender did not participate in the property's management prior to sale. In order to preserve these protections, a lender who forecloses on property must seek to sell, re-lease, or otherwise divest itself of the property at the earliest practicable, commercially reasonable time, and on reasonable terms. "Participation in management" is defined as actual participation in the management or operational affairs of the facility, not merely having the capacity to influence or the unexercised right to control operations. Similar changes have been made in RCRA.

     The California legislature adopted a similar bill to provide that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property. Under this bill a lender which had not participated in the management of the property prior to foreclosure may take actions similar to those set forth in the CERCLA and RCRA amendments without losing its immunity from liability. To preserve that immunity, after foreclosure, the lender must take commercially reasonable steps to divest itself of the property in a reasonably expeditious manner.


PENDING LEGISLATION

     There are a number of pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms. Glass-Steagall reform will likely be affected by a bank insurance powers case decided during 1996 by the U.S. Supreme Court, which gives national banks greater opportunities to sell traditional insurance products, such as life, automobile, and property and casualty policies. In a similar recent case, the Court upheld an OCC determination that national banks may sell annuities.

     Certain other pending legislative proposals include bills to free withdrawals from individual retirement accounts from penalties for first-time home purchases and other purposes and eliminate most Community Reinvestment Act reporting requirements.

     While the effect of such proposed legislation and regulatory reform on the business of financial institutions cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in the banking industry will continue to occur throughout the remainder of the decade.

COMPETITION

    In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

    The enactment of the Interstate Banking and Branching Act in 1994 as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

CERTAIN ADDITIONAL BUSINESS RISKS

    The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

    Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, and 1,000,000 shares of preferred stock of which approximately 754,500 shares of common stock and no shares of preferred stock were outstanding at December 31, 1996. As of December 31, 1996, outstanding options to purchase Common Stock were 164,800, and Common Stock available for grants under the Company's stock option plans was 85,200 shares.

    The loan portfolio of the Company is dependent on real estate. At December 31, 1996, real estate served as the principal source of collateral with respect to approximately 70% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

    The Company is subject to certain operations risk, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.


ITEM 2.  PROPERTIES.

    The Bank maintains its main offices on leased premises at 901 Main Street in the Downtown part of Napa, California. The Company opened this banking facility in 1995. This property is a two story building with an adjacent paved ground level parking lot. The parking lot is approximately 10,860 square feet. The lease term runs from December 1, 1994 to November 30, 1999, with three five (5) year renewal options. The lease provides for inflationary increases in the monthly rental amount during the renewal periods and also contains options to purchase the facility at an agreed upon market value during certain defined periods. The base rent is $9,900.00 per month. The base rent is subject to an annual adjustment based on the Consumer Price Index beginning on the first day of January of every year of the first option renewal term beginning in the year 2001. The adjusted rental will not exceed an 8% increase over the adjusted rental of the preceding year nor will the adjusted rental be less than the original base rent. Rent paid for the Downtown Napa Office was approximately $119,000 during 1996. In addition, the Bank pays utilities, insurance and maintenance relating to the branch.

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

    The Company leases the Bank's approximately 2,400 square foot branch office located at 1015 Adams Street in downtown St. Helena, California. The lease term ends in 1998, with two options to extend the term of the lease for five years each. Rent paid for the St. Helena office was approximately $61,000 during 1996. In addition, the Bank pays utilities, insurance and maintenance relating to the branch.


ITEM 3.  LEGAL PROCEEDINGS.

    As of December 31, 1996, neither the Company, the Bank nor the Leasing Company was a party to, nor was any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities. At the same date, the Bank was involved as plaintiff in ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is not listed on any exchange or the National Association of Securities Dealers' Automated Quotation System; however, there has been limited trading in the Company's Common Stock which the company does not believe necessarily represents an established public trading market. To the Company's knowledge, no broker-dealers handle transactions of the Company's common stock. The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices, not including broker's commissions, based upon known information as reported by management. These figures may not include private transactions. Other than to this extent, there is no established public trading market in the Company's Common Stock.


             SALES PRICES OF THE COMPANY'S
                      COMMON STOCK
                                    TRADING
 YEAR                 HIGH     LOW  VOLUME
 1996
Fourth Quarter      $14.50  $14.50     100
Third Quarter        14.50   14.50  19,755
Second Quarter       14.50   14.50     250
First Quarter        10.00   10.00     450

  1995
Fourth Quarter      $ 9.00  $ 8.00   1,600
Third Quarter         9.00    8.00     600
Second Quarter        9.00    8.00  16,845
First Quarter         9.00    8.00   6,450


    Because the Company's Common Stock is not listed on any exchange, accurate trading volumes are difficult to ascertain. All known trades for 1996 involved purchases by the Company's Employee Stock Ownership Trust ("ESOT"). The ESOT purchased 19,855 shares in 1996. The ESOT did not purchase any shares of common stock in 1995.

    As of February 28, 1997, the outstanding shares of the Company's Common Stock were held of record by 353 shareholders. The last known trade of the Company's Common Stock occurred on December 11, 1996, for 100 shares. Price per share was $14.50.

    During the third quarter of 1996, the Company's ESOT sent out a tender offer to purchase up to 20,000 shares of the Company's Common Stock. The price of the offer was set at $14.50 per share. From this offer, the ESOT purchased 19,354 shares of the Company's outstanding Common Stock.

     During the first quarter of 1996, the Company declared and paid a cash dividend of twelve and a half cents ($0.125) per share on outstanding stock. The first quarter dividend was based on 1995 earnings and amounted to $94,000. During the beginning of the second quarter of 1996, the Company declared a second cash dividend of twelve and a half cents ($0.125) per share. This cash dividend was based on the first quarter earnings of 1996 and was also $94,000. During the third quarter of 1996, the Bank paid a $100,000 cash dividend to the Company. This dividend allowed the Company to declare and pay another cash dividend of twelve and a half cents ($0.125) per share for a total of $94,000. In the fourth quarter of 1996, the Bank paid another $100,000 cash dividend to the Company, allowing it to again declared and issue a twelve and a half cents ($0.125) per share dividend. This fourth quarter dividend was based on third quarter earnings and was paid to shareholders on January 3, 1997. Total dividends paid by the Bank to the Company and from the Company to its shareholders for 1996 amounted to $200,000 and $378,000 respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected consolidated financial information for the Company presented below for the five years ended December 31, 1996 is derived from and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto which are included in Item 14 of this Annual Report on Form 10-K.

                                           YEAR ENDED DECEMBER 31,
                                   1996     1995    1994    1993    1992
                              (IN 000'S EXCEPT EARNINGS PER SHARE AND RATIOS)
STATEMENT OF OPERATIONS
Total interest income             $9,173   $8,432  $6,226  $4,831  $4,734
Total interest expense             2,814    2,634   1,658   1,551   2,038
Provision for loan losses            550      323     149     198     207
Net interest income after
 provision for loan losses         5,809    5,475   4,419   3,082   2,489
Other income                         806      800     627     594     554
Other expense                      5,099    4,409   3,716   3,425   3,007
Income before
 income tax                        1,516    1,866   1,330     251      36
Income tax provision (credit)        614      765     553    (249)     14
Extraordinary tax credit               0        0       0       0     (12)
Net income                           902    1,101     777     500      34
Net income/share                    1.00     1.25    1.03    0.66    0.05
Cash Dividends Paid/share         $ 0.50   $    0  $    0   $   0   $   0
Weighted Average Shares              906      882     755     755     755


BALANCE SHEET INFORMATION (AT PERIOD END):

Total assets                    $113,827 $104,851 $86,477 $77,241 $63,454
Net loans                         78,290   73,374  62,103  54,259  45,990
Total deposits                   105,417   96,752  79,378  71,463  58,243
Shareholders' equity               7,971    7,447   6,346   5,569   5,069
Book value per common
 share outstanding              $   8.67  $  8.44 $  8.41 $  7.38 $  6.71

SELECTED FINANCIAL RATIOS:
Net interest margin                6.75%    6.98%   6.25%   5.38%   4.76%
Allowance for loan losses
 to average loans                  1.78%    1.93%   1.78%   1.80%   1.50%
Nonperforming loans to
 average loans                     4.41%    2.11%   1.63%   0.72%   2.06%
Net charge-offs
 to average loans                  0.60%    0.07%   0.02%   0.06%   0.31%
Average earning assets to
 total average assets             92.15%   91.52%  92.00%  91.66%  90.28%
Primary capital ratio (1)           N/A      N/A     N/A     N/A     N/A
Total capital ratio (1)             N/A      N/A     N/A     N/A     N/A
Return on average assets            .94%    1.30%   1.05%   0.81%   0.06%
Return on average
 shareholders' equity             11.61%   16.40%  14.02%   9.77%   0.70%
Average equity to average
 assets ratio                      7.46%    7.27%   6.87%   7.58%   7.77%
Leverage Ratio (2)                 7.11%    7.16%   7.28%   7.04%   7.60%
Total Risk based
 capital ratio                    10.47%   10.40%  10.33%   9.84%  10.77%

(1)  As defined by regulatory guidelines.
(2)  Calculated based on the Bank's capital and average assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The following analysis of the Company's financial condition for the years ended December 31, 1996 and 1995 and results of operation for each of the three years in the period ended December 31, 1996, should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other information presented elsewhere herein. Since the Company is a bank holding company whose principal asset is, and is expected to be, the capital stock of the Bank, the following relates principally to the financial condition and results of operations of the Bank.

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

    Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Napa County and the wine industry; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" included in Item 1 herein and other risk factors discussed elsewhere in this Report.


SUMMARY OF FINANCIAL RESULTS

    The Company recorded net income of $902,000, or $1.00 per share for the year ended December 31, 1996 compared to $1,101,000 or $1.25 per share, and $777,000 or $1.03 per share, for the year ended December 31, 1995 and 1994, respectively.

    Net income declined in 1996 over 1995 by $199,000, or 18%. The primary reasons for this decline were due to an increase in the provision for loan losses of $227,000, or 70%, and increases in noninterest expenses of $690,000, or 16%. These increases were partially offset by an increase in net interest income of $561,000, or 10%, and decreases in taxes of $151,000, or 20%.

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

    Management is not aware of any trends, events or uncertainties that would have a material impact on the Company's liquidity, capital resources, or results of operations other than the early payoff of a purchased loan in January 1997 that resulted in a write off of $104,000 in unamortized premium. The loan was for commercial property in the Bank's service area that totalled approximately $1,752,000 at the time of payoff.


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

    For the period ended December 31, 1996, net interest income increased by $561,000, or 10%, over the same period of 1995. This number is a component of total interest income and total interest expense. The $11,085,000 increase in average earning assets in 1996 compared to 1995 contributed significantly to this increase in net interest income. Even though average earning assets increased significantly in 1996 over 1995, net interest income did not increase as dramatically due to a decline in the Bank's net interest margin from 6.98% for 1995 compared to 6.75% for 1996.

    Net interest income increased in 1995 by $1,230,000, or 27%, over 1994. Total interest income increased in 1995 by $2,206,000, or 35%, over 1994. This increase was offset by an increase in total interest expense of $976,000, or 59%. These results can be attributed to a number of factors, such as an increase in the net interest margin from 6.25% in 1994 to 6.98% in 1995 (based on period end earning assets). This rise in net interest margin was aided by increases in the prime interest rate during late 1994 and early 1995. Additionally, average earning assets increased by $10,056,000 or 14%, in 1995 over 1994 totals.

    As of December 31, 1996, total average earning assets were $94,205,000, an increase of $11,085,000, or 13%, from the 1995 level of $83,120,000.

PROVISION FOR LOAN LOSSES

    The provision for loan losses is based upon management's assessment of the amount that is necessary to maintain the allowance for loan losses at an adequate level. As further described in the "Allowance for Loan Losses" herein, management takes many factors into consideration when determining the provision including loan portfolio growth.

     The provision for loan losses was $550,000 at December 31, 1996 compared to $323,000 for 1995. This represents an increase of $227,000, or 70%, over the prior year. The increase in the provision was due to increases in both average loans and outstanding loan balances in 1996 over 1995 totals, projected loan growth, increases in non-performing loans, and management's ongoing assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).

    During 1995, the provision for loan losses was $323,000 as compared to $149,000 for 1994. As of December 31, 1995, total net loans were $73,374,000 compared to $62,103,000 for the same period in 1994. This was an increase of $11,271,000, or 18% over the prior year.


NONINTEREST INCOME

    Noninterest income consists primarily of service charges on deposit accounts, fees charged for other banking deposit and loan services, and merchant card processing income. Noninterest income remained relatively flat between 1996 and 1995, showing only a $6,000, or 1%, growth over the prior year.
Service charges generated from deposit accounts continued to show growth due to both increases in the number of outstanding accounts and a continued emphasis on assessing service charges and other related fees. Additionally, the Bank's merchant card processing program continued to show gains in 1996 over earnings in 1995

    Noninterest income increased in 1995 by $173,000, or 28%, over 1994 totals, primarily due to growth in deposit accounts and the related increase in service charge income, and a more aggressive policy of assessing service charges and other related fees. Additionally, the Bank's merchant card processing program was enhanced and expanded in early 1995 and showed a significant increase in earnings during 1995 over 1994 totals.


NONINTEREST EXPENSE

    Total noninterest expense was $5,099,000 in 1996, representing an increase of $690,000, or 16%, over the 1995 total of $4,409,000. Total noninterest expense in 1995 was $693,000, or 19%, above 1994's total of $3,716,000.

    Net salaries and employee benefit expense was $2,722,000 in 1996, an increase of $461,000, or 20%, over 1995's total of $2,261,000. During 1996, the
Bank grew by approximately five full time equivalent employees, two of which were senior officers. Additionally, salaries increased due to average bank-wide raises of approximately four percent which took place in March 1996. The Company did not accrue for incentive payouts in 1996 nor does it have plans on paying any bonuses for performance in said year.

    Salaries and employee benefits were $2,261,000 in 1995, an increase of $297,000, or 15%, over 1994. This increase can be primarily attributed to an addition of approximately five full time equivalent employees during 1995.
These staff increases were necessary to maintain an adequate service level given the overall growth within the company. Additionally, salaries also increased as a result of average bank-wide raises of five percent which took place in March 1995.

    Occupancy and furniture, fixtures and equipment expenses increased in 1996 by $107,000, or 14% over 1995 totals. This increase was due primarily to the Bank's branch/headquarters tenant improvements (see discussion below) and upgrades in electronic media throughout the Company.

    During April 1995, the Bank closed its original banking office located at 1500 Third Street, Napa, California and re-opened at 901 Main Street, Napa, California. At the end of June, the Bank relocated it primary lending services and headquarters into the completed facility. After relocation of the lending and administration staff from its previous location at 3263 Claremont Way, Napa, California, this facility began remodeling to accommodate the Bank's customer service and EDP departments. The remodeling of the Claremont facility was completed in July and these two departments were immediately relocated. With the completion of this move, the Bank was able to vacate the leased space which previously housed the Customer Service Center. At the end of the third quarter of 1995, the Bank had consolidated back into three locations, all offering full banking services. Occupancy and furniture, fixtures and equipment expenses for the twelve months ending December 31, 1995 increased by $164,000 or 27%, over the same period of 1994. These increases in costs were attributed primarily to the Bank's new branch/headquarters tenant improvements, and the costs of supporting its other locations.

    Professional fees increased in 1996 by $32,000, or 8%, over 1995 totals. This increase was due primarily to the additional use of outside consultants for both loan related legal reviews and audits and managerial issues.

    In 1995, professional and director fees increased by $241,000, or 137%, over 1994. This additional expense is primarily due to increases in consulting, legal and director fees. Beginning in January 1995, the Company approved a new director compensation plan which resulted in an increase of $63,000 over the prior year. Consulting fees increased in 1995 by $34,000, due to the outsourcing of a number of loan related reviews, audits and other similar procedures. The Company incurred additional legal expenses of $52,000 in 1995 over the same period of 1994.

    The competition for deposits and loans in the Company's service area warranted increased marketing and business development expenditures during 1996. Early in 1996, the Company hired an employee whose primary focus was marketing and sales support. This was done as a strategic move to enhance the Company's overall marketing materials and focus both within the branches and in the Company's service area. This focus resulted in an increase of $46,000, or 37%, in marketing expenses between 1996 and 1995.

    The Company decreased its marketing and business development costs by $11,000, or 8%, during 1995 over the same period of 1994. This decrease was primarily due to the high profile marketing efforts incurred during the first quarter of 1995. Given the growth in loans and deposits resulting from these marketing efforts, management curtailed the Bank's marketing costs greatly during the remaining three quarters of 1995.

    Regulatory fees and related expenses decreased in 1996 by $70,000, or 34%, over the same period of 1995. The decrease was primarily due to changes in the annual Federal Deposit Insurance Corporation assessments that occurred in the latter half of 1995. This same change also contributed to the drop in expense in 1995 over 1994 totals.

    Stationery and supply expense for 1996 was $21,000, or 22%, higher than 1995. This increase was due to general growth in the Company and the enhanced marketing oriented materials used within the branches. In 1995, stationery and supply expense was $95,000, or 42%, higher than 1994. The increase in 1995 was due to significant one time expenses related to the numerous facility moves and relocations which incurred during 1995.

    Data processing expenses have shown a steady increase during the three years presented and have been in keeping with the overall growth of the Company. Additionally, the $16,000, or 15%, growth in 1996 over 1995 was also due to enhancements and upgrades made to the Company's personal computers.

    Other noninterest expense increased by $77,000, or 19%, in 1996 over 1995 totals. The increase was due primarily to increase in miscellaneous loan expenses and staff training and development. The increase between 1995 and 1994 was in keeping with the general growth of the Company.


INCOME TAXES

    Income tax expense was 41% and 42% of pre-tax income for the years ending December 31, 1996 and 1995, respectively.


EARNING ASSETS

    Total earning assets consist of investment securities, loans, federal funds sold and interest bearing deposits held in other institutions. Total earning assets increased from $95,267,000 at December 31, 1995 to $102,680,000 at December 31, 1996, an increase of $7,413,000, or 8%.


LOANS AND NONACCRUAL LOANS

    Total loans, excluding the allowance for loan losses (see Notes 1 and 4 to the Consolidated Financial Statements included herein at Item 14, for further discussion of the allowance for loan losses), increased from $74,699,000 at December 31, 1995 to $79,695,000 at December 31, 1996. The increase of $4,996,000 represents a 7% increase in outstanding loans during 1996. The Bank experienced increases in all of its loan categories except for a slight decline in personal line of credit loans during the year under review. Management attributes these increases to more seasoned staff, both loan and deposit officers, which assisted with new loan generation and changes taking place in the Company's service area.

    General economic and credit risks are inherent in the lending function and within particular types of lending categories. The Bank primarily makes four types of loans: Real estate construction, real estate mortgage, commercial and consumer loans. As discussed in "Item 1. Business - Loan Portfolio" herein, the Bank generally takes a collateralized position, with reasonable loan to value ratios on its loans (over 90% of the Bank's loan portfolio is collateralized). The primary source of collateral is real estate located within the Company's service area. An inherent risk in taking real estate as collateral is the possibility of declines in real estate market values.

    The Company's service area is Napa Valley, which is located approximately fifty miles northeast of the San Francisco Bay Area. Napa Valley is a very unique, and rather isolated area that has been able to sustain higher than average real estate market values. Approximately four years ago, given the economic trends and possibility of declining market values, the Company took a more conservative approach on its collateral base and began lowering its loan to value ratios on new loans. Even though the Company's loan portfolio is heavily secured by California real estate, management does not presently foresee any material impact on the Company's operations, given the low loan to value ratios.

    As of December 31, 1996, nonperforming loans were $3,152,000, an increase of $1,705,000, or 118%, over the December 31, 1995 balance of $1,447,000.
Nonperforming loans at December 31, 1996 represent 4.0% of total average loans compared to 2.1% of total average loans for year end 1995. The growth in nonperforming loans between 1996 and 1995 is primarily due to a rise in bankruptcies in 1996 compared to 1995, and to the general growth in outstanding loan balances. The increase in nonperforming loans, in management's opinion, does not represent a material trend.

    As discussed in "Item 1 - Business, Loan Portfolio", in early 1997, the Company's service area was subjected to severe weather conditions that resulted in some flooding. Management believes that this flooding will not have a direct or material impact on either its existing loan portfolio or future growth.

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

    At December 31, 1996, the Company's total recorded investment in impaired loans was $3,152,000, of which there is a related allowance for credit losses of $204,000.

    The average recorded investment in the impaired loans during 1996 was $2,123,000: the related amount of interest income recognized during the period that such loans were impaired recognized under the cash basis method of accounting was $44,000.

    Loans currently classified as special mention, substandard, doubtful or loss (See Item 1, "Business" herein) do not, in management's view, represent or result from trends or uncertainties which may have a material adverse effect on the entire loan portfolio, liquidity or capital resources.


ALLOWANCE FOR LOAN LOSSES

    Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit - worthiness of the borrower over the term of the loan. The Company maintains an allowance for possible loan losses at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, and based upon management's assessment of historical loan loss experience, prevailing economic conditions and other factors including growth of the loan portfolio. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that the $1,405,000 allowance, approximately 1.76% of total loans outstanding at December 31, 1996, was adequate as an allowance against foreseeable losses in the portfolio at that time. The allowance was 1.77% of the loan portfolio at

December 31, 1995. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs.


OTHER REAL ESTATE OWNED

    At December 31, 1996 and December 31, 1995, total other real estate owned was $328,000 and $0, respectively, which at December 31, 1996 consisted of two separate properties.


DEPOSITS

    Deposits totaled $105,417,000 at December 31, 1996, an increase of $8,665,000, or 9%, from the December 31, 1995 balance of $96,752,000. In 1996, noninterest bearing transaction accounts grew by $6,660,000, or 35%, savings accounts decreased by $340,000, or 3%, and interest bearing transaction accounts grew $1,257,000, or 4%, over 1995 totals. Time certificates of deposit of $100,000 or more increased by $1,293,000, or 14%, and other time deposits decreased by $205,000, or 1%, during 1996. The overall growth in deposit accounts in 1996 was primarily due to a comprehensive marketing effort on the part of the Bank's staff and management, the introduction of new and enhanced deposit products and increases in deposit officers.

    Non-interest bearing demand deposits were 24% of total deposits at December 31, 1996, as compared to 20% at December 31, 1995. Time certificates of deposit were 36% of total deposits at December 31, 1996, and 39% for the same period of 1995.


NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes financial and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as SFAS 123 permits, and to follow the pro forma net income, pro forma earnings per share and stock-based compensation plan disclosure requirements set forth in SFAS 123.

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

    At December 31, 1996, the Company's assets repricing in one year exceeded its liabilities repricing in one year by $21,612,000, or 19%, of total assets. This compares to $15,348,000, or 15% of total assets in 1995. The excess of assets repricing over liabilities repricing means that if interest rates decline, the Company's return on assets would be expected to decline more quickly than its cost of funds, thereby reducing the Company's net interest margin. However, as interest rates increase, the Company's return on assets would be expected to increase more quickly than its cost of funds.

    The following table represents the interest rate sensitivity profile of the Company's consolidated assets, liabilities and shareholders' equity as of December 31, 1996. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs. Assumptions used in constructing the table include the following: The loans that are in the "Interest Rate Sensitivity Over One Year But Within 5 Years" and "Nonrate Sensitive or Over 5 Years" columns are all fixed-rate loans and therefore mature in those time frames. The Bank's certificates of deposits are substantially all fixed-rate, therefore they are in the columns which represent the time frames in which they mature. All other interest-bearing accounts reprice overnight and are therefore in the "Interest Rate Sensitivity 0-90 Days" column. Included in noninterest bearing liabilities is $25,728,000 in demand deposit accounts.

                                                          INTEREST RATE SENSITIVITY        NON-RATE
                                                   0-90    91-180  181-365   OVER 1 YEAR   SENSITIVE
                                                   DAYS     DAYS     DAYS    BUT WITHIN     OR OVER
                                                 (0-3 MO) (3-6 MO) (6-12 MO)    5 YRS        5 YRS    TOTAL
ASSETS
Time deposits-other financial institutions        $   594  $   891  $ 2,673   $            $          $  4,158
Federal funds sold                                 16,550                                               16,550
Investments                                           973               750                     554      2,277
Loans                                              59,847    6,319    7,621     5,589           319     79,695
Noninterest-earning assets net of
  loan loss reserve                                                                          11,147     11,147

TOTAL ASSETS                                      $77,964  $ 7,210  $11,044   $ 5,589      $ 12,020   $113,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Time deposits over  $100,000                      $ 5,373  $ 3,138  $ 1,000   $ 1,231      $          $ 10,742
All other interest-bearing deposits                51,097    9,239    4,759     3,821            31     68,947

Total interest-bearing deposits                    56,470   12,377    5,759     5,052            31     79,689
Noninterest-bearing liabilities                                                              26,167     26,167

Shareholders' equity                                                                          7,971      7,971
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $56,470  $12,377  $ 5,759   $ 5,052      $ 34,169   $113,827

INTEREST RATE SENSITIVITY GAP (1)                 $21,494  $(5,167) $ 5,285   $   537      $(22,149)

CUMULATIVE INTEREST RATE SENSITIVITY GAP          $21,494  $16,327  $21,612   $22,149

--------------------
1     Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate liabilities within the above time frames.

LIQUIDITY

    Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan funding and deposit withdrawals. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan demand, capital expenditures, and prevailing and anticipated economic conditions. As shown in the Consolidated Statements of Cash Flows ("Statement") for the years ended December 31, 1996, 1995 and 1994, the Company's usual and primary source of funds has been customer deposits and cash flow generated from operating activities. While the usual and primary sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as those from other sources, will depend on future economic and other market conditions.

    In 1996, the Statement shows that operations and financing activities were sources of net cash inflows ($510,000 and $8,287,000, respectively) for the year. These sources were significant enough to increase the overall ending cash and cash equivalents from $21,886,000 at December 31, 1995 to $24,479,000 at December 31, 1996, an increase of $2,593,000.

    In 1995, the Statement shows that operations and financing activities were also sources of net cash inflows ($1,000,000 and $17,374,000, respectively) for the year. These sources increased ending cash and cash equivalents by $5,667,000, taking the total from $16,219,000 at December 31, 1994 to $21,886,000 at the end of 1995.

    In 1994, the Statement shows that operations and financing activities were sources of net cash inflow ($1,247,000 and $7,915,000 respectively) for the year. These sources were the primary reason for the small decrease in ending cash and cash equivalents from $17,284,000 at December 31, 1993 to $16,219,000 at the end of 1994.

    Liquidity is measure by various ratios, the most common being the liquidity ratio of cash less reserves, time deposits with other financial institutions, federal funds sold, and unpledged investment securities compared to total deposits. This ratio was 26% at both December 31, 1996 and December 31, 1995.

    Parent Company liquidity is maintained by cash flows stemming primarily from dividends from the bank. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 12 of the Notes to Consolidated Financial Statements. The Parent Company financial statements are presented in Note 16 of the Notes to Consolidated Financial Statements.

CAPITAL ADEQUACY

    The Federal Reserve Bank and the Comptroller of the Currency have specified guidelines for the purpose of evaluating the capital adequacy of bank holding companies and banks. The table below summarizes the current requirements for 1996 and the Company's and the Bank's compliance therewith.

                                  MINIMUM    TIER 1 RISK    TOTAL RISK
                                 LEVERAGE   BASED CAPITAL  BASED CAPITAL
                                   RATIO        RATIO          RATIO
Regulatory Requirements
 for 1996                           4.00%        4.00%           8.00%

Consolidated Company Ratio
 at December 31, 1996               7.21%        9.34%          10.99%

Bank Ratio at
 December 31, 1996                  7.11%        9.22%          10.47%


    The capital levels of both the Bank and the Company at December 31, 1996 currently exceed the regulatory requirements for a "well capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums in the foreseeable future. Therefore, the Company and the Bank have adequate capital in order to expand in the future, either through loan generation or other means of expansion.

    As of the date of this report, management is not aware of any trends, events or uncertainties that will have, or are reasonable likely to have a material effect on the Company's liquidity, capital resources, or results of operations. Additionally, the Company is subject to no current recommendations by any regulatory authorities which, if implemented, would have such an effect.


EFFECTS OF INFLATION

    The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The most direct effect of inflation is higher interest rates. However, the Bank's earnings are affected by the spread between the yield on earning assets and rates paid on interest-bearing liabilities rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as adjustments in staff expense and occupancy expense, based upon consumer price indices. In the opinion of management, inflation has not had a material effect on the consolidated results of operations for the last three years.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Consolidated Balance Sheets as of December 31, 1996 and 1995, and Consolidated Statements of Income, Statements of Shareholders' Equity and Statements of Cash Flows for each of the three years in the period ended December 31, 1996 are incorporated herein by reference to Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    In September 1996, the Company retained Ernst & Young LLP to be the Company's auditors for the current year ending December 31, 1996. The Company's prior auditing firm was Deloitte & Touche LLP. Deloitte & Touche LLP had audited the Company's financial statements for the years ended December 31, 1988 through December 31, 1995. Deloitte & Touche LLP were dismissed in September 1996. The Company had no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures. The accountant's reports on financial statements for the past eight years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Registrant hereby incorporates by reference herein its report on Form 8-K filed on September 26, 1996 and amended on October 23, 1996.

                                 PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the section of the Registrant's 1997 definitive proxy statement entitled "Election of Directors," which proxy statement will be filed no later than April 30, 1997.


ITEM 11.    EXECUTIVE COMPENSATION.

    As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the section of the Registrant's 1997 definitive proxy statement entitled "Remuneration and Other Information With Respect to Officers and Directors," which proxy statement will be filed no later than April 30, 1997.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference from the section of the Registrant's 1997 definitive proxy statement entitled "Security Ownership of Certain Beneficial Owners and Management," which proxy statement will be filed no later than April 30, 1997.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    As permitted by General Instruction G(3) to Form 10-K, the information called for by this Item is incorporated by reference form the section of the Registrant's 1997 definitive proxy statement entitled "Certain Relationships and Related Transactions," which proxy statement will be filed no later than April 30, 1997.

                                 PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements.

         Reference

         Selected Financial Data

         Independent Auditors' Report

         Consolidated Financial Statements of
         Napa National Bancorp and Subsidiaries:

         -   Consolidated Balance Sheets as of
             December 31, 1996 and 1995

         -   Consolidated Statements of Income
             for the Years Ended December 31,
             1996, 1995 and 1994

         -   Consolidated Statements of
             Shareholders' Equity for the Years
             Ended December 31, 1996, 1995 and 1994

         -   Consolidated Statements of Cash
             Flows for the Years Ended
             December 31, 1996, 1995 and 1994

         -   Notes to Consolidated Financial
             Statements


    2. Financial Statement Schedules. In accordance with the rules of Regulation S-X, schedules are not submitted because (a) they are not applicable to or required of the Company, or (b) the information required to be set forth therein is included in the financial statements or footnotes thereto.


    3. Exhibits. See Index to Exhibits to this Form 10-K, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

(b) Reports on Form 8-K. During the fourth quarter of 1996, the Company filed an amended report on Form 8-K dated October 23, 1996, referred to in greater detail in Item 9 of this report titled "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

                       [LETTERHEAD OF ERNST & YOUNG LLP]


                         Report of Independent Auditors

To the Shareholders and Board of Directors of Napa National Bancorp

We have audited the accompanying consolidated balance sheet of Napa National Bancorp and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Napa National Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Napa National Bancorp for the years ended December 31, 1995 and 1994, were audited by other auditors whose report dated March 22, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napa National Bancorp and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                       /s/ Ernst & Young LLP

February 14, 1997

                     [LETTERHEAD OF DELOITTE & TOUCHE LLP]


INDEPENDENT AUDITORS' REPORT

To the Shareholders and
  Board of Directors of
  Napa National Bancorp:

We have audited the accompanying consolidated balance sheet of Napa National Bancorp and subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Napa National Bancorp and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP

March 22, 1996

                     Napa National Bancorp and Subsidiaries

                          Consolidated Balance Sheets

                                                 DECEMBER 31
                                              1996         1995
                                           ----------------------
                                           (Dollars In Thousands)
ASSETS
Cash and due from banks                     $  7,929     $  7,106
Federal funds sold                            16,550       14,780
Interest-bearing time deposits - other
    financial institutions                     4,158        4,356
Securities held to maturity
    (market value: 1996 - $2,304;
    1995 - $1,447)                             2,277        1,432
 Loans:
   Commercial                                 52,789       48,407
   Real estate Construction                    8,706        7,850
   Real Estate Mortgage                        4,918        4,729
   Installment                                 4,216        3,376
   Personal lines of credit and other          9,066       10,337
                                        -------------------------
Total loans                                   79,695       74,699
Less allowance for loan losses                (1,405)      (1,325)
                                        -------------------------
Loans - net                                   78,290       73,374
                                        -------------------------
Premises and equipment, net                    2,519        2,489
Accrued interest receivable                      647          666
Other assets                                   1,457          648
                                        -------------------------
Total assets                                $113,827     $104,851
                                        =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
   Noninterest-bearing demand               $ 25,728     $ 19,068
   Interest-bearing:
     Savings                                  11,965       12,305
     Transaction                              29,317       28,060
     Time, $100 and over                      10,742        9,449
     Other time                               27,665       27,870
                                        -------------------------
   Total deposits                            105,417       96,752
Accrued interest payable                         378          528
Other liabilities                                 61          124
                                        -------------------------
Total liabilities                            105,856       97,404
                                        -------------------------
Shareholders' equity:
Preferred stock, no par value:
   authorized, 1,000,000 shares,
   no shares outstanding                           -            -
Common stock, no par value:
   authorized, 20,000,000 shares,
   754,500 shares issued and outstanding       6,915        6,915
Retained earnings                              1,056          532
                                        -------------------------
Total shareholders' equity                     7,971        7,447
                                        -------------------------
Total liabilities and shareholders'
 equity                                     $113,827     $104,851
                                        =========================

See accompanying notes

                             Napa National Bancorp and Subsidiaries

                               Consolidated Statements of Income

                                                           YEARS ENDED DECEMBER 31
                                                 1996                1995                1994
                                        ------------------------------------------------------------
                                          (Dollars In Thousands, Except Share and Per Share Amounts)
Interest income:
  Loans (including fees)                   $  8,277            $  7,515            $  5,619
  Federal funds sold                            547                 583                 412
  Time deposits with other                      230                 251                 148
   financial institutions
  Investment securities and
   Federal Reserve Bank stock                   119                  83                  47
                                        ------------------------------------------------------------
Total interest income                          9,173               8,432               6,226
                                        ------------------------------------------------------------

Interest expense:
  Deposits:
   Savings                                       275                 292                 323
   Transaction                                   563                 517                 470
   Time, $100 and over                           519                 392                 237
   Other time                                  1,457               1,433                 628
                                        ------------------------------------------------------------
Total interest expense                         2,814               2,634               1,658
                                        ------------------------------------------------------------

Net interest income                            6,359               5,798               4,568
Provision for loan losses                        550                 323                 149
                                        ------------------------------------------------------------
Net interest income after                      5,809               5,475               4,419
   provision for loan losses
                                        ------------------------------------------------------------

Noninterest income:
  Service charges on deposit accounts            509                 469                 382
  Other customer fees and charges                207                 250                 228
  Other                                           90                  81                  17
                                        ------------------------------------------------------------
Total noninterest income                         806                 800                 627
                                        ------------------------------------------------------------

Noninterest expense:
  Salaries and employee benefit                2,722               2,261               1,964
  Occupancy                                      453                 402                 277
  Professional fees                              449                 417                 176
  Equipment                                      436                 380                 341
  Marketing and business development             170                 124                 135
  Regulatory fees and related expenses           138                 208                 277
  Stationery and supplies                        116                  95                  67
  Data processing                                124                 108                  99
  Other                                          491                 414                 380
                                        ------------------------------------------------------------
Total noninterest expense                      5,099               4,409               3,716
                                        ------------------------------------------------------------

Income before provision for income taxes       1,516               1,866               1,330
Income taxes                                     614                 765                 553
                                        ------------------------------------------------------------
Net income                                  $    902            $  1,101            $    777
                                        ============================================================


Net income per common share                    $1.00               $1.25               $1.03
                                        ============================================================
Weighted average number of shares
   outstanding during the year               906,050             882,300             754,500
                                        ============================================================

See accompanying notes.

                     Napa National Bancorp and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                               Retained
                                        Number of              Earnings
                                         Shares     Common   (Accumulated
                                       Outstanding   Stock     Deficit)      Total
                                     ----------------------------------------------
                                                        (Dollars in Thousands)
Balance, January 1, 1994                   754,500   $6,915       $(1,346)   $5,569
     Net income                                                       777       777
                                     ----------------------------------------------
Balance, December 31, 1994                 754,500    6,915          (569)    6,346
     Net income                                  -        -         1,101     1,101
                                     ----------------------------------------------
Balance, December 31, 1995                 754,500    6,915           532     7,447
     Cash dividends paid
       ($.50  per share)                         -        -          (378)     (378)
     Net income                                  -        -           902       902
                                     ----------------------------------------------
Balance, December 31, 1996                 754,500   $6,915       $ 1,056    $7,971
                                     ==============================================


See accompanying notes.

                     Napa National Bancorp and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                   YEARS ENDED DECEMBER 31
                                                  1996       1995       1994
                                                --------------------------------
                                                     (Dollars in Thousands)
OPERATING ACTIVITIES
Net income                                       $   902   $  1,101   $    777
Reconciliation of net income to net
  cash provided by operating activities:
    Depreciation and amortization on
       premises and equipment                        437        325        273
    Amortization of deferred loan fees
       and premiums on investment securities        (376)      (304)      (241)
    Provision for loan losses                        550        323        149
    Deferred income taxes                            (31)      (160)      (114)
    Loss on sale of fixed assets                       -          2          -
    (Increase) decrease in accrued interest           19       (234)      (134)
       receivable
    (Increase) decrease in other assets             (778)        48         (7)
    (Decrease) increase in accrued interest
       payable and other liabilities                (213)      (101)       544
                                                --------------------------------
Net cash provided by operating activities            510      1,000      1,247

INVESTING ACTIVITIES
Loan originations, net of repayments              (5,090)   (11,298)    (7,752)
Net decrease (increase) in time deposits
  with other financial institutions                  198          1     (2,278)
Activity in securities held to maturity:
  Purchases                                       (2,696)      (487)    (1,214)
  Maturities                                       2,207        475        500
Purchase of FRB and FHLB stock                      (356)       (32)       (19)
Proceeds from sales of other real                      -          -        612
  estate owned
Purchase of premises and equipment                  (467)    (1,366)       (76)
                                                --------------------------------
Net cash used by investing activities             (6,204)   (12,707)   (10,227)

FINANCING ACTIVITIES
Net increase in deposits                           8,665     17,374      7,915
Cash dividends paid to shareholders                 (378)         -          -
                                               --------------------------------
Net cash provided by financing activities          8,287     17,374      7,915
Increase (decrease) in cash and cash               2,593      5,667     (1,065)
  equivalents
Cash and cash equivalents, beginning of year      21,886     16,219     17,284
                                               --------------------------------
Cash and cash equivalents, end of year           $24,479   $ 21,886   $ 16,219
                                               ================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                  $ 2,965   $  2,241   $  1,630
                                               ================================
  Income taxes paid (net of refunds received)    $ 1,020   $  1,472   $     89
                                               ================================

See accompanying notes.

                     Napa National Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1996

                             (Dollars in Thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Napa National Bancorp is a bank holding company whose primary investment is Napa National Bank (the "Bank"). Napa National Bancorp's only other investment is in a wholly owned inactive leasing subsidiary. The Bank is a full service community commercial bank with three offices in the Napa Valley area in Northern California. The Bank's primary source of revenue is from providing loans to customers, who are predominantly individuals, professionals and small to medium sized businesses.

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The consolidated financial statements of Napa National Bancorp and subsidiaries (the "Company") are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. All material intercompany transactions and accounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds sold are sold for one business day.

INVESTMENT SECURITIES

Held-to-maturity securities are those securities which management has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretions of discounts to maturity using methods approximating the interest method. All of the Bank's investment securities are classified as held-to-maturity.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS

Loans are stated at the principal amount outstanding and net of any deferred loan origination fees or costs. Interest income on loans is accrued daily on a simple interest basis. The Bank places an asset on nonaccrual status when any installment of principal or interest is 90 days past due, unless well secured and in the process of collection, or when management determines that ultimate collection of principal or interest on a loan is unlikely. When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the collection of principal is considered by management as probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses which is charged to expense. Losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is maintained at an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of their collectibility and the Bank's prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers' ability to repay.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," as amended. Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company has defined one to four family loans and consumer loans as homogeneous loans. All homogeneous loans that are 90 days or more delinquent or are in foreclosure are automatically placed on nonperforming status. The adoption of SFAS 114 did not have a material effect on the Company's financial condition or results of operations

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the shorter of estimated useful lives of the related assets (which are generally three to twenty years) or the lease terms. Maintenance and repair costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized.

OTHER REAL ESTATE OWNED

Other real estate owned ("OREO"), which is recorded in other assets, includes properties acquired through foreclosure or in full or partial satisfaction of the related loan. OREO also includes loans where the Bank has obtained physical possession of the related collateral. OREO is carried at the lower of fair value, net of estimated selling and disposal costs, or cost. Fair value adjustments are made at the time that real estate is acquired through foreclosure or when full or partial satisfaction of the related loan is received. These fair value adjustments are treated as loan losses.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred taxes arise from the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and from the effect of operating loss carryforwards on taxes payable in future years based on currently enacted tax law. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The Company elected to continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations, as SFAS 123 permits, and to follow the pro forma net income, pro forma earnings per share and stock-based compensation plan disclosure requirements set forth in SFAS 123.

NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive stock options outstanding during the year.

RECLASSIFICATION

Certain amounts in prior periods have been reclassified to conform to the 1996 presentation.

2. CASH AND DUE FROM BANKS

The Bank is required to maintain reserves with the Federal Reserve Bank. The average reserves required for 1996 and 1995 were $952 and $703, respectively.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


3. SECURITIES HELD TO MATURITY

The amortized cost and fair value of investment securities held to maturity as of December 31, 1996 and 1995, are summarized as follows:

                                                      December 31, 1996
                                          Amortized  Unrealized  Unrealized   Fair
                                            Cost       Gains       Losses     Value
                                        ---------------------------------------------
            Securities of U.S.
             Government agencies             $1,723    $   27      $    -      $1,750
            Federal Reserve Bank stock          232         -           -         232
            Federal Home Loan Bank stock        322         -           -         322
                                        ---------------------------------------------
            Total                            $2,277    $   27      $    -      $2,304
                                        =============================================


                                                      December 31, 1995
                                          Amortized  Unrealized  Unrealized   Fair
                                            Cost       Gains       Losses     Value
                                        ---------------------------------------------
            Securities of U.S.
             Government agencies             $1,235     $   15      $    -     $1,250
            Federal Reserve Bank stock          197          -           -        197
                                         --------------------------------------------
            Total                            $1,432     $   15      $    -     $1,447
                                        =============================================

Total securities pledged under state regulation to secure deposits amounted to $1,723 and $1,235 at December 31, 1996 and 1995, respectively.

The maturities of securities of U.S. Government agencies at December 31, 1996 are due within one year.

There were no sales of investment securities in 1996, 1995 and 1994.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are presented net of unearned income of $374 and $296 at December 31, 1996 and 1995, respectively. Nonaccrual loans past due 90 days or more as of December 31, 1996 and 1995, were approximately $3,152 and $1,447 respectively. The effect on interest income, had these loans been performing in accordance with contractual terms as of December 31, 1996 and 1995, would have been an increase of approximately $188 and $291, respectively.

At December 31, 1996, the Company had approximately $3,152 of loans considered to be impaired in accordance with SFAS 114. These loans were evaluated for impairment primarily using the collateral method and required an allowance for credit losses measured in accordance with SFAS 114 of $204 . Average impaired loans during the year ended December 31, 1995 amounted to approximately $2,123. Related interest income recognized on impaired loans during the year ended December 31, 1996 was approximately $44.

The activity in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 is summarized as follows (in thousands):

                                      1996      1995      1994
                                  -----------------------------

Balance, beginning of year           $1,325    $1,050    $  912
       Provision for loan losses        550       323       149
       Loans charged off               (544)      (51)      (12)
       Recoveries                        74         3         1
                                  -----------------------------
Balance, end of year                 $1,405    $1,325    $1,050
                                  =============================


At December 31, 1996 and 1995, the Bank was servicing loans for the Federal Home Loan Mortgage Corporation with unpaid principal balances of $23,020 and $22,508, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and conducting foreclosures proceedings. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Income from loan servicing amounted to $62, $51 and $60 for the years ended December 31, 1996, 1995 and 1994, respectively.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


5. PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 1996 and 1995 consisted of the following:

                                            1996      1995
                                        -------------------

Equipment                                 $ 1,674   $ 1,485
Bank premises                                 941       941
Furniture and fixtures                        576       530
Leasehold improvements                      1,155       923
Automobiles                                    39        39
                                        -------------------
Total                                       4,385     3,918

Less accumulated depreciation and          (1,866)   (1,429)
 amortization
                                        -------------------
Total                                     $ 2,519   $ 2,489
                                        ===================

Depreciation and amortization of $437, $325 and $273 was charged to expense for the years ended December 31, 1996, 1995 and 1994, respectively. The Company and Bank relocated its head office in 1995, which resulted in the retirement of $341 in fully depreciated assets during that year.

6. DEPOSITS

The aggregate amount of time deposit accounts exceeding $100,000 was $10,742 and $9,449 at December 31, 1996 and 1995, respectively.

At December 31, 1996, the scheduled maturities for all time deposits is as follows:

    1997           $33,323
    1998             4,882
    1999               100
    2000               102
    2001                 -
    Thereafter           -
                ----------
                   $38,407
                ==========

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


7. INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                               1996    1995    1994
                            -----------------------
Current:
 Federal                      $ 471   $ 667   $ 486
 State                          174     258     181
                            -----------------------
Total                           645     925     667
                            -----------------------

Deferred:
 Federal                        (26)   (126)    (75)
 State                           (5)    (34)    (39)
                            -----------------------
Total deferred                  (31)   (160)   (114)
                            -----------------------
Provision for income taxes    $ 614   $ 765   $ 553
                            =======================

The temporary differences and tax carryforwards which created deferred tax assets and liabilities are detailed below:

                                               DECEMBER 31
                                           1996    1995    1994
                                        -----------------------
Deferred tax assets:
 Reserves not currently deductible        $ 546   $ 545   $ 412
 Losses not currently deductible            227     227     227
 State taxes                                  -      21       3
 Deferred loan fees                          36      18      33
 Other                                       14       9       6
                                        -----------------------
Gross deferred tax assets                   823     820     681
Valuation allowance                        (170)   (170)   (170)
                                        -----------------------
Deferred tax assets                         653     650     511
                                        -----------------------
Deferred tax liabilities:
 Accrual to cash                              -       -     (15)
 Tax over book depreciation                 (13)    (43)    (49)
 State taxes                                (10)      -       -
                                        -----------------------
Gross deferred tax liabilities              (23)    (43)    (64)
                                        -----------------------
Net deferred tax asset included
  in other assets                         $ 630   $ 607   $ 447
                                        =======================

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


7. INCOME TAXES (CONTINUED)

Deferred tax assets are recognized to the extent that their realization is more likely than not. As of December 31, 1996, 1995 and 1994, the Bank was unable to conclude that the realization of the Company's deferred tax asset was more likely than not. Accordingly, a valuation allowance has been reflected at December 31, 1996, 1995 and 1994 to reduce the Bank's deferred tax assets to the amount likely to be realized.

The difference between the statutory federal income tax rate and the Company's effective tax rate, expressed as a percentage of income before income taxes, is as follows:

                                          1996   1995   1994
                                        --------------------
            Federal statutory income        34%    34%    35%
             tax rate
            State franchise tax, less
             federal income tax effect       7      8      7
                                        --------------------
            Effective income tax rate       41%    42%    42%
                                        ====================

8. TRANSACTIONS WITH RELATED PARTIES

The Company has had, and expects to have in the future, banking transactions, primarily loans, in the ordinary course of business with directors, executive officers and their associates. In accordance with Company policy, loans to related parties are granted on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and do not involve more than the normal risk of collectibility. Loans to related parties for the years ended December 31, 1996 and 1995, are as follows:


                                  1996      1995
                                -----------------
Balance at beginning of year    $ 1,135   $ 1,295
       Additions                  2,858     1,493
       Payments                  (1,746)   (1,653)
       Other                        (89)        -
                                -----------------
Balance at end of year          $ 2,158   $ 1,135
                                =================

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)

8. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The Company also had commitments to extend credit to related parties of $337 at December 31, 1996. Other activity in the table above represents loans to directors or officers who left the Company during the year and are, therefore, not considered related parties for purposes of this disclosure. At December 31, 1996 and 1995, an affiliated company of a member of the Board of Directors had $779 and $445 (0.7% and 0.5% of total deposits), respectively, deposited with the Company. These deposits were on the same terms as those prevailing at the same time for comparable transactions with others.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The instruments involve, to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments.

At December 31, 1996, financial instruments whose contract amounts represent credit risk were as follows:

                                  1996      1995
                              --------------------
Commitments to extend credit     $20,467   $18,168
Standby letters of credit            865       646
                              --------------------
                                 $21,332   $18,814
                              ====================

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral required varies but may include accounts receivable, inventory, property, plant and equipment, real estate and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customer. At December 31, 1996, all standby letters of credit were secured by normal business assets in accordance with the Company's standard lending practices.

10. CONCENTRATION OF CREDIT RISK

The Company grants residential, commercial, construction, agricultural and consumer loans to customers principally located in Napa County, California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions of the wine industry. At December 31, 1996, the Company's loans to companies in the wine industry were $10,933 with commitments to lend an additional $4,670. The Company requires that loan customers meet the collateral requirements described in Note 9 for commitments to extend credit.

As of December 31, 1996 and 1995, the Company's real estate loans were collateralized primarily with real estate located in the Napa Valley area. As such, the ultimate collectibility of a substantial portion of the Company's loan portfolio is influenced by the overall condition of the Northern California real estate market.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


11. COMMITMENTS AND CONTINGENCIES

The Company and the Bank lease a portion of their banking and office facilities under noncancelable operating leases. Total minimum future rental payments under these operating leases at December 31, 1996, are as follows:


   1997      $180
   1998       154
   1999       109
             ----
   Total     $443
             ====

Rental expense was $194, $201 and $155 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate resolution of these actions will not have a material effect on the consolidated financial statements.

12. RESTRICTIONS ON RETAINED EARNINGS

Under the U.S. National Bank Act and other federal laws, the Bank is subject to prohibitions on the payment of dividends in certain circumstances and to restrictions on the amount that it can pay without prior approval of the Office of the Comptroller of the Currency. Without the Comptroller's approval, dividends for a given year cannot exceed the Bank's retained net income for that year and retained net profits from the preceding two years. In addition, dividends may not be paid in excess of the Bank's undivided profits, subject to other applicable provisions of law. Based upon these restrictions, the Bank could have declared dividends for 1996 of $2,609 without prior regulatory approval.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)

13. REGULATORY MATTERS

Napa National Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Napa National Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of the thier assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require that minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined) be maintained. Management believes, as of December 31, 1996, that Napa National Bancorp and the Bank meet all capital adequacy requirements.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized both Napa National Bancorp and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below must be maintained. There are no conditions or events since that notification that management believes have changed the institution's category.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


13. REGULATORY MATTERS (CONTINUED)

Napa National Bancorp and the Bank's actual capital amounts and ratios are presented in the following tables:

                                           DECEMBER 31, 1996
                                                                 MINIMUM
                                               MINIMUM      WELL-CAPITALIZED
                              ACTUAL         REQUIREMENT       REQUIREMENT
                        ----------------------------------------------------
                          CAPITAL  RATIO   CAPITAL  RATIO   CAPITAL    RATIO
                        ----------------------------------------------------

NAPA NATIONAL BANCORP:
 Leverage                  $7,971   7.21%   $4,423   4.00%    $5,528    5.00%
 Tier 1 risk-based          7,971   9.34     3,413   4.00      5,121    6.00
 Total risk-based           9,376  10.99     6,825   8.00      8,531   10.00

NAPA NATIONAL BANK:
 Leverage                   7,862   7.11     4,423   4.00      5,529    5.00
 Tier 1 risk-based          7,862   9.22     3,411   4.00      5,115    6.00
 Total risk-based           8,932  10.47     6,822   8.00      8,531   10.00


                                          DECEMBER 31, 1995
                                                                MINIMUM
                                              MINIMUM       WELL-CAPITALIZED
                              ACTUAL        REQUIREMENT       REQUIREMENT
                        ----------------------------------------------------
                          CAPITAL  RATIO   CAPITAL  RATIO   CAPITAL   RATIO
                        ----------------------------------------------------

NAPA NATIONAL BANCORP:
 Leverage                  $7,447   7.45%   $3,998   4.00%    $4,998    5.00%
 Tier 1 risk-based          7,447   9.51     3,132   4.00      4,698    6.00
 Total risk-based           8,772  11.20     6,266   8.00      7,832   10.00

NAPA NATIONAL BANK:
 Leverage                   7,156   7.16     4,000   4.00      4,997    5.00
 Tier 1 risk-based          7,156   9.14     3,132   4.00      4,698    6.00
 Total risk-based           8,139  10.40     6,263   8.00      7,826   10.00


                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


14. STOCK OPTION PLAN AND STOCK OWNERSHIP PLAN

The Company has a stock option plan that provides for issuance of incentive stock options (ISO) to certain officers and nonstatutory stock options to certain members of the Company's Board of Directors to purchase up to 250,000 shares of common stock. Each option entitles the holder to purchase one share of common stock. Outstanding options that expire at various dates through 2006 have been granted at a price of $8.00 to $15.35. This price approximates the market value of the stock at the dates the options were granted. The right to exercise options vests either immediately or at various rates in each year of future service. There were 85,200 options available for grant at December 31, 1996. Option information is summarized below:


                                  PRICE        NONSTATUTORY NUMBER OF OPTIONS
                                             ---------------------------------
                                PER SHARE        1996       1995       1994
                             --------------  ---------------------------------

Shares under option at
 beginning of year            $ 8.00 - $8.09    110,000      90,000   100,000

Options canceled              $         8.00          -           -   (20,000)
Options granted               $8.00 - $15.35     10,000      20,000    10,000
                                            ---------------------------------
Shares under option at end
 of year                      $8.00 - $15.35    120,000     110,000    90,000

                                            =================================
Shares under option
 exercisable at end of year   $8.00 - $15.35    102,500      95,000    90,000

                                            =================================

                                  PRICE            ISO NUMBER OF OPTIONS
                                            ---------------------------------
                                PER SHARE          1996        1995      1994
                            -------------------------------------------------

Shares under option at
 beginning of year            $         8.00     34,800      31,300    28,800

Options granted               $8.00 - $15.35     11,000       3,500     7,500
Options canceled              $         8.00     (1,000)          -    (5,000)
                                            ---------------------------------
Shares under option at end
 of year                      $8.00 - $15.35     44,800      34,800    31,300

                                            =================================
Shares under option
 exercisable at end of year   $8.00 - $15.35     32,400      32,800    29,800

                                            =================================


                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


14. STOCK OPTION PLAN AND STOCK OWNERSHIP PLAN (CONTINUED)

The table below reflects the Company's net income and net income per common share (under the Treasury Stock method), if compensation cost for the Company's stock plan had been determined based on the fair value at the grant date for awards under their plan. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma net income may not be representative of compensation cost in subsequent years.

                                          1996    1995
                                       -----------------
Net income applicable to common stock     $ 866   $1,070
Net income per common share               $0.97   $ 1.20

Fair values of the options were estimated at the date of grant using the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 1996 and 1995, respectively: risk-free weighted average interest rates of 6.52 percent and 5.77 percent; dividend yield of .16 percent and 0 percent; expected volatility of 5.6 percent and 1.9 percent; and expected option life for both 1996 and 1995 grants of 8.5 years.

The weighted average grant date fair values of the options granted during 1996 and 1995 were $6.57 and $7.76 per share, respectively. The exercise price of each option approximates the market price of the Company's common stock on the date of grant. Expiration dates range from September 16, 1998 to December 16, 2006 for options outstanding at December 31, 1996.

The Company also has an Employee Stock Ownership Trust (the "ESOT"), in which all employees of the Company are eligible to participate. The ESOT is a defined-contribution plan which invests in the common stock of the Company. A portion of these contributions is matched by the Company. The Company's matching contributions to the ESOT were $74, $60 and $23 for the years ended December 31, 1996, 1995 and 1994, respectively.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments amounts have been determined by using available market information and appropriate valuation methodologies. However, these estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the market assumptions or estimation techniques could significantly affect the fair value estimates. Because of the limitations, the aggregate fair value amounts presented below are not necessarily indicative of the amounts that could be realized in a current market exchange.

The carrying amounts and the estimated fair values of the Company financial instruments at December 31, 1996 are as follows:

                                          CARRYING  ESTIMATED
                                           AMOUNT   FAIR VALUE
                                        ----------------------
            ASSETS
            Cash and cash equivalents     $ 24,479    $ 24,479
             (a)
            Interest-bearing time            4,158       4,158
             deposits - other financial
             institutions (b)
            Securities held to maturity      2,277       2,304
             (c)
            Loans - net (d)                 78,290      78,253

            LIABILITIES
            Deposits (e)                   105,417     112,560

            OFF-BALANCE SHEET FINANCIAL
             INSTRUMENTS (F)
            Commitments to extend credit    20,467      20,467
            Commercial letters of credit       865         865


                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and the estimated fair values of the Company financial instruments at December 31, 1995 are as follows:

                                           CARRYING  ESTIMATED
                                            AMOUNT   FAIR VALUE
                                         ----------------------
ASSETS
Cash and cash equivalents (a)              $21,886     $21,886
Interest-bearing time deposits
  - other financial institution              4,356       4,356
Securities held to maturity (c)              1,432       1,447
Loans - net (d)                             73,374      73,302

LIABILITIES
Deposits (e)                                96,752      95,560

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (F)
Commitments to extend credit                18,168      18,168
Commercial letters of credit                   646         646

(a) Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

(b) Interest-bearing time deposits - other financial institutions: The carrying value is a reasonable estimate of fair value.

(c) Securities held to maturity: Fair values of investment securities are based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

(d) Loans - net: Fair values for certain commercial construction, revolving consumer credit and other loans were estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and maturities. Certain adjustable rate loans and leases have been valued at their carrying values, since the interest rate adjustment characteristics of the loan or lease effectively adjust the interest rate to maintain a market rate of return.

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

(e) Deposits: The fair value of noninterest-bearing, adjustable rate deposits and deposits without fixed maturity dates is the amount payable upon demand at the reporting date. The fair value of fixed-rate interest-bearing deposits with fixed maturity dates was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

(f) Off-balance-sheet instruments: The fair value of commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties, reduced by the remaining net deferred income associated with such obligations.

16. NAPA NATIONAL BANCORP (PARENT COMPANY ONLY)

The condensed financial statements of Napa National Bancorp are as follows:

BALANCE SHEETS AS OF DECEMBER 31, 1996
 AND 1995
                                                   1996     1995
                                                ------------------
ASSETS
Cash                                             $   93   $  278
Investments in subsidiaries                       7,975    7,269
Accrued interest receivable and other assets        145       16
                                                ------------------
Total assets                                     $8,083   $7,563
                                                ==================

LIABILITIES
Accrued expenses and other liabilities           $  112   $  116
Shareholders' equity:
  Preferred stock, no par value:
    1,000,000 shares authorized,
    no shares outstanding                             -        -
  Common stock, no par value:
    20,000,000 shares authorized,
    754,500 shares issued and                     6,915    6,915
    outstanding
  Retained earnings                               1,056      532
                                                -------------------
Total shareholders' equity                        7,971    7,447
                                                -------------------
Total liabilities and shareholders'              $8,083   $7,563
 equity
                                                ===================

                     Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


16. NAPA NATIONAL BANCORP (PARENT COMPANY ONLY) (CONTINUED)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996     1995     1994
                                        -------------------------
Income:
  Interest income                         $   3   $     6   $   6
  Dividend from subsidiaries                200         -       -
  Other income                                -        12       -
                                        -------------------------
Total income                                203        18       6
                                        -------------------------
Expenses:
  Salaries and employee benefits              -        46       -
  Other expense                               7         1       3
                                        -------------------------
Total expenses                                7        47       3
                                        -------------------------
Income (Loss) before applicable
  taxes and equity in undistributed
  net income of subsidiaries                196       (29)
Applicable Income Taxes                       -         -       -
                                        -------------------------
Income (Loss) before equity in
  undistributed net income of
  subsidiaries                              196       (29)      3
Equity in undistributed net
  income of subsidiaries                    706     1,130     774
                                        -------------------------
Net income                                $ 902   $ 1,101   $ 777
                                        =========================

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996      1995    1994
                                        -------------------------
Operating activities:
  Net income                              $ 902   $ 1,101   $ 777
  Reconciliation of net income to
   net cash provided (used) by
   operating activities:
     Equity in undistributed net
      income of subsidiaries               (706)   (1,130)   (774)
     Decrease in accrued interest
      receivable                              1         -       -
     (Decrease) increase in accrued
       expenses and other liabilities,
       net                                   (4)        -       -
                                         -------------------------
Net cash (used) provided by operating
  activities                                193       (29)      3
Financing activities:
  Cash dividends paid to shareholders      (378)        -       -
                                        -------------------------
Net cash (used) by financing
  activities                               (378)        -       -
Net (decrease) increase in cash            (185)      (29)      3
Cash at beginning of year                   278       308     305
                                        -------------------------
Cash at end of year                       $  93   $   278   $ 308
                                        =========================

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  March 26, 1997.

                            NAPA NATIONAL BANCORP


                            By /s/ Brian J. Kelly
                                 President/COO



                            By /s/  Michael D. Irwin
                                Chief Financial Officer
                              (Principal Accounting Officer)


                         POWER OF ATTORNEY

    KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian J. Kelly and Michael D. Irwin jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 26, 1997
                            /s/ William A. Bacigalupi
                                   Director


March 26, 1997
                            /s/ Dennis D. Groth
                                   Director


March 26, 1997
                            /s/ E. James Hedemark
                                   Director


March 26, 1997
                            /s/ Michael D. Irwin
                                   Director
                               Chief Financial Officer
                            (Principal Accounting Officer)

March 26, 1997
                            /s/ Brian J. Kelly
                                President and COO
                                   Director


March 26, 1997
                            /s/ C. Richard Lemon
                               Secretary and Director


March 26, 1997
                            /s/ Joseph G. Peatman
                                   Director

March 26, 1997
                            /s/ A. Jean Phillips
                                   Director

March 26, 1997
                            /s/ George M. Schofield
                                   Director


March 26, 1997
                            /s/ W. Clarke Swanson, Jr.
                            Chairman of the Board and CEO

                               INDEX TO EXHIBITS



EXHIBIT NO.                            DESCRIPTION

3(i) Articles of Incorporation of the Registrant, as amended.

3(ii).1          Restated Bylaws of the Registrant.

4.1              A specimen copy of the certificates evidencing Common
                 Stock.

10.1             Napa National Bancorp 1992 Stock Option Plan.

10.2             Form of Incentive Stock Option Agreement

10.3             Form of Nonstatutory Stock Option Agreement

16.1*            Letter re change in certifying accountants. (Exhibit
                 16.1 to Form 8-K/A filed on October 23, 1996.)

21.1*            Subsidiaries of the Registrant.

24.1             Power of Attorney (located on signature page hereof)

27               Financial Data Schedule

99.1* Registrant's Form 8-K filed on September 26, 1996, and amended on October 23, 1996.

*Previously filed.