Form 10QSB
period 1997-03-31
NAPA NATIONAL BANCORP
filed 1997-05-15
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


For the QUARTER ENDED MARCH 31, 1997            Commission file number: 0-11090


                              NAPA NATIONAL BANCORP
       (Exact name of small business issuer as specified in its charter)


               CALIFORNIA                                       94-2780134
    (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)


   901 MAIN STREET, NAPA, CALIFORNIA                              94559
(Address of principal executive offices)                       (Zip Code)


                                 (707)257-2440
                          (Issuer's telephone number)


Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        YES   X     NO
                                            -----      -----

As of May 1, 1997, the number of shares outstanding of the registrant's Common Stock, no par value, was 762,000.

Transitional Small Business Disclosure Format:

                                        YES          No   X
                                            -----       -----

                              NAPA NATIONAL BANCORP
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                  Balance Sheets

                           March 31, 1997
                           December 31, 1996


                  Statements of Income

                           Three Months ended March 31, 1997
                           Three Months ended March 31, 1996


                  Statements of Cash Flows

                           Three Months ended March 31, 1997
                           Three Months ended March 31, 1996



         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         ITEM 2 - CHANGES IN SECURITIES

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5 - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

The following interim consolidated financial statements are unaudited. However, they reflect all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented.

Results for the period as presented are not necessarily indicative of results to be expected of the year as a whole.

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                               (Dollars in 000's)

                                                           March 31,  December 31,
                                                              1997        1996
                                                              ----        ----
ASSETS
Cash and due from banks .................................  $  7,040   $  7,929
Federal funds sold ......................................    17,180     16,550
Time deposits with other financial institutions..........     4,158      4,158
Investment securities: Held to Maturity .................     1,723      1,723
Federal Reserve and Federal Home Loan Bank Stock.........       564        554
Loans, less allowance for loan losses of $1,478
  and $1,447 at March 31, 1997 and December 31,1996......    78,315     78,290
Premises, furniture, fixtures and equipment, net.........     2,466      2,519
Accrued interest receivable .............................       549        647
Other real estate owned .................................       716        328
Other assets ............................................       835      1,129
                                                           --------   --------
TOTAL ASSETS ............................................  $113,547   $113,827
                                                           ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand ..........................  $ 22,280   $ 25,728
   Interest-bearing:
          Savings .......................................    11,029     11,965
          Transaction ...................................    28,543     29,317
          Time certificates .............................    43,309     38,407
                                                           --------   --------
          TOTAL DEPOSITS ................................   105,161    105,417
Accrued interest payable and other liabilities ..........       418        439
                                                           --------   --------
TOTAL LIABILITIES .......................................   105,579    105,856
                                                           --------   --------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized; no shares outstanding ....................         0          0
Common stock, no par value, 20,000,000 shares authorized;
   762,000 and 754,500 shares issued and outstanding at
   March 31,1997 and December 31, 1996, respectively ....     6,975      6,915
Retained earnings .......................................       993      1,056
                                                           --------   --------
TOTAL SHAREHOLDERS' EQUITY ..............................     7,968      7,971
                                                           --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............  $113,547   $113,827
                                                           ========   ========

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in 000's, except earnings per share)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                      1997       1996
                                                                                      ----       ----
INTEREST INCOME:
     Interest and fees on loans ..............................................     $  1,866   $  2,008
     Interest on federal funds sold ..........................................          222        154
     Interest on time deposits with other
       financial institutions ................................................           58         61
     Interest on investment securities .......................................           31         25
                                                                                   --------   --------
                            TOTAL INTEREST INCOME ............................        2,177      2,248

INTEREST EXPENSE ON DEPOSITS .................................................          757        735
                                                                                   --------   --------

                             NET INTEREST INCOME .............................        1,420      1,513

Provision for loan losses ....................................................          102         72
                                                                                   --------   --------
                        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...        1,318      1,441
                                                                                   --------   --------

NON-INTEREST INCOME:
     Service charges on deposit accounts .....................................           87         92
     Mortgage loan origination and service fees ..............................           16         17
     Other fee income ........................................................           88         88
                                                                                   --------   --------
                        TOTAL NON-INTEREST INCOME ............................          191        197
                                                                                   --------   --------

NON-INTEREST EXPENSE:
     Salaries and employee benefits ..........................................          833        660
     Occupancy ...............................................................          110        109
     Furniture, fixtures and equipment .......................................          117        109
     Other ...................................................................          395        333
                                                                                   --------   --------
                        TOTAL NON-INTEREST EXPENSE ...........................        1,455      1,211
                                                                                   --------   --------

                        INCOME BEFORE INCOME TAXES ...........................           54        427

INCOME TAXES .................................................................           23        175
                                                                                   --------   --------

                        NET INCOME ...........................................     $     32   $    252
                                                                                   ========   ========

NET INCOME PER SHARE .........................................................     $   0.03   $   0.29
                                                                                   ========   ========

Weighted average common shares outstanding used
to compute net income per share ..............................................      914,700    882,300
                                                                                   ========   ========


                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               (Dollars in 000's)

                                                         Three Months Ended
                                                              March 31
                                                           1997       1996
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................  $     32    $    252
Reconciliation of net income to net cash
    provided by (used in)operating activities:
    Depreciation on premises and equipment ..........       114         113
    Amortization of deferred loan fees and
      discounts/premiums on securities ..............        (8)          2
    Provision for loan losses .......................       102          72
    Decrease (Increase)in accrued interest
      receivable ....................................        98         (54)
    (Increase) in other real estate owned ...........      (388)          0
    Decrease (Increase) in other assets, net ........       293          (7)
    (Decrease) in accrued interest payable and
      other liabilities .............................       (21)       (312)
                                                       --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...........       222          66
                                                       --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Loan collections, net of originations ...............      (119)       (339)
Activity in securities held to maturity:
    Purchases .......................................      (974)     (1,724)
    Maturities ......................................       974       1,237
Purchases of FRB and FHLB stock .....................       (10)        (18)
Capital expenditures ................................       (61)       (114)
                                                       --------    --------
NET CASH (USED) BY INVESTING ACTIVITIES .............      (190)       (958)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits ............................      (256)     (7,079)
Cash dividends ......................................       (95)        (94)
Exercise of incentive stock options .................        60           0
                                                       --------    --------
NET CASH (USED) BY FINANCING ACTIVITIES .............      (291)     (7,173)
                                                       --------    --------
(DECREASE) IN CASH AND CASH EQUIVALENTS .............      (259)     (8,065)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....    24,479      21,886
                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........  $ 24,220    $ 13,821
                                                       ========    ========

CASH AND CASH EQUIVALENTS AT MARCH 31:
   Cash and due from banks ..........................  $  7,040    $  5,781
   Federal funds sold ...............................    17,180       8,040
                                                       --------    --------
                                                       $ 24,220    $ 13,821
                                                       ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest ...........................  $    847    $    999
   Cash paid for income taxes .......................         0         110

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. It's subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the financial condition and results of the Company's operations for the three months ended March 31, 1997 and March 31, 1996. The following should be read in conjunction with the Company's Annual Report.

FINANCIAL CONDITION

The Company's balance sheet remained relatively constant during the first quarter of 1997. Total assets were $113.5 million at March 31, 1997 compared with $113.8 million at December 31, 1996. Similarly, total deposits were $105.2 million at March 31, 1997 compared with $105.4 million at December 31, 1996.

The loan portfolio of $79.8 million at March 31, 1997 was relatively unchanged from the December 31, 1996 total of $79.7 million. The allowance for loan losses on March 31, 1997 was $1,478,000 or 1.86% of total loans outstanding. Net loan charge-offs for the first quarter of 1997 remained low at $29,000. The allowance for loan losses was considered adequate at March 31, 1997 based on management's analysis of the risks inherent in the loan portfolio.

The Company's investment portfolio and stock in the Federal Reserve and Federal Home Loan Bank are classified as "held to maturity securities" in accordance with SFAS No. 115. At March 31, 1997, the investment portfolio's fair market value was $1,725,000.

RESULTS OF OPERATIONS

The Company earned $32,000 during the first quarter of 1997 compared with $252,000 during the same period in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 and $.04 per share, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first quarter of 1997, net interest income at $1,420,000 was $93,000 below the same period in 1996. The primary cause of the decrease was the early payoff of a loan which the Bank purchased at a premium. At the time of early payoff, the Bank charged $103,000 against interest income. In addition, non-accrual loans averaged $4.2 million during the first quarter of 1997 compared with $2.1 million in the first quarter of 1996. This increase resulted in a reduction in net interest income in the first quarter of 1997 compared with the same period in 1996. At the same time, the Bank increased its provision for loan losses from $72,000 in the first quarter of 1996 to $102,000 in the first quarter of 1997.

Non-interest income decreased by $8,000 in the first quarter of 1997. This represents a decrease in service charges on deposit accounts resulting from a more aggressive stance of the Bank in closing accounts with continuing insufficient funds problems.

Non-interest expenses consists of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the continuing business affairs of the Company. Total non-interest expense increased $243,000 or 20% in the first quarter of 1997 when compared with the first quarter of 1996. Salaries and benefits accounted for $173,000 of this increase as a result of additional employees and salary increases to existing employees which normally occur in the first quarter of each year.

Other non-interest expenses increased, primarily, as a result of efforts related to collection of problem loans.

CAPITAL RESOURCES AND ADEQUACY

Shareholders equity was $8.0 million or 7.0% of total assets at both March 31, 1997 and December 31, 1996. The ratio of capital to risk-weighted assets at March 31, 1997 was 10.76% for the Company and 10.29% for the Bank. Both ratios exceeded the regulatory requirements for a "well capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums in the foreseeable future. Therefore, the Company and the Bank have adequate capital in order to support future growth.

INFLATIONARY FACTORS

Since the assets and liabilities of the Bank are primarily monetary in nature, the performance of the Bank is affected more by changes in interest rates than by inflation.

While the effect of inflation on banks is normally not as significant as it its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, general increases in the price of goods and services will result in increased operating expenses.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS
         As of March 31, 1997, there were no significant legal proceedings against the Company.


         ITEM 2 - CHANGES IN SECURITIES
         There were no changes in the Company's securities during the quarter.


         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         No securities of this nature.


         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         There were no matters submitted to a vote of security holders during the quarter.


         ITEM 5 - OTHER INFORMATION
         None


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits

         3(i)*    Articles of Incorporation of the Issuer, as amended.

         3(ii)*   Restated Bylaws of the Issuer.

         4.1*     A specimen copy of the certificates evidencing Common Stock.

         10.1*    Napa National Bank 1992 Stock Option Plan.

         10.2*    Form of Incentive Stock Option Agreement.

         10.3*    Form of Nonstatutory Stock Option Agreement.

         27**     Financial Data Schedule

         (b)      Reports on Form 8-K
                  The Company filed no reports on Form 8-K during the first quarter of 1997

         *Previously filed.
         **Included in Item 1 of this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NAPA NATIONAL BANCORP
                                            ---------------------
                                            (Issuer)


Date: May 14, 1997                          /s/ Brian J. Kelly
     ----------------                       ---------------------
                                            Brian J. Kelly
                                            President / COO


Date: May 14, 1997                          /s/ Michael Irwin
     ----------------                       -----------------------
                                            Michael Irwin
                                            Chief Financial Officer