Form 10QSB
period 1997-06-30
NAPA NATIONAL BANCORP
filed 1997-08-13
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE Act OF 1934


For the QUARTER ENDED JUNE 30, 1997              Commission file number: 0-11090


                             NAPA NATIONAL BANCORP
       (Exact name of Small Business Issuer as specified in its charter)


         CALIFORNIA                                            94-2780134
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)


    901 MAIN STREET, NAPA, CALIFORNIA                              94559
(Address of principal executive offices)                         (Zip Code)


                                (707) 257-2440
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----     -----

The number of shares of the registrant's Common Stock, no par value, outstanding as of August 1, 1997, was 766,000.


Transitional Small Business Disclosure Format:

                                Yes        No   X
                                    -----     -----

                             NAPA NATIONAL BANCORP
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          Balance Sheets:
                June 30, 1997
                December 31, 1996

          Statements of Income:
                Three Months ended June 30, 1997
                Three Months ended June 30, 1996
                Six Months ended June 30, 1997
                Six Months ended June 30, 1996

          Statements of Cash Flows:
                Six Months ended June 30, 1997
                Six Months ended June 30, 1996


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS, OR PLAN OF OPERATION



PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     ITEM 2 - CHANGES IN SECURITIES

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5 - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

The following interim consolidated financial statements are unaudited and prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. However, they reflect all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented.

Results for the period as presented are not necessarily indicative of results to be expected of the year as a whole.

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                               (Dollars in 000's)

                                                                              June 30,   December 31,
                                                                                1997         1996
                                                                              --------   -----------
ASSETS
Cash and due from banks                                                        $  6,413   $  7,929
Federal funds sold                                                               20,260     16,550
Time deposits with other financial institutions                                   4,158      4,158
Investment securities: Held to Maturity                                           1,723      1,723
Federal Reserve and Federal Home Loan Bank
  Stock                                                                             569        554
Loans, less allowance for loan losses of $1,493
  and $1,447 at June 30, 1997 and
  December 31, 1996                                                              79,354     78,290
Premises, furniture, fixtures and equipment, net                                  2,460      2,519
Accrued interest receivable                                                         680        647
Other real estate owned                                                             716        328
Other assets                                                                        803      1,129
                                                                               --------   --------

TOTAL ASSETS                                                                   $117,136   $113,827
                                                                               ========   ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                                 $ 23,984   $ 25,728
   Interest-bearing:
      Savings                                                                    17,179     11,965
      Transaction                                                                27,616     29,317
      Time certificates                                                          39,638     38,407
                                                                               --------   --------
      TOTAL DEPOSITS                                                            108,417    105,417
Accrued interest payable and other liabilities                                      597        439
                                                                               --------   --------
TOTAL LIABILITIES                                                               109,014    105,856
                                                                               --------   --------


SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; no shares
     outstanding                                                                      0          0
Common stock, no par value, 20,000,000 shares authorized; 766,000 and
     754,500 shares issued and outstanding at June 30, 1997 and December 31,
     1996, respectively                                                           7,007      6,915
Retained earnings                                                                 1,115      1,056
                                                                               --------   --------
TOTAL SHAREHOLDERS' EQUITY                                                        8,122      7,971
                                                                               --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $117,136   $113,827
                                                                               ========   ========

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in 000's, except earnings per share)

                                                                            Three Months Ended
                                                                                  June 30
                                                                            -------------------
                                                                               1997      1996
                                                                            --------   --------
INTEREST INCOME:
     Interest and fees on loans                                             $  2,164   $  2,177
     Interest on federal funds sold                                              216         70
     Interest on time deposits with other financial institutions                  59         54
     Interest and dividends on investment securities                              31         29
                                                                            --------   --------

                        TOTAL INTEREST INCOME                                  2,470      2,330
INTEREST EXPENSE ON DEPOSITS                                                     757        649
                                                                            --------   --------
                        NET INTEREST INCOME                                    1,713      1,681

Provision for loan losses                                                        102        107
                                                                            --------   --------
                        NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES                             1,611      1,574
                                                                            --------   --------


NON-INTEREST INCOME:
     Service charges on deposit accounts                                         106         94
     Mortgage loan service fees                                                   13         24
     Other                                                                       156         96
                                                                            --------   --------
                        TOTAL NON-INTEREST INCOME                                275        214
                                                                            --------   --------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                              851        671
     Occupancy                                                                   115        116
     Furniture, fixtures and equipment                                           125        105
     Other                                                                       428        348
                                                                            --------   --------
                        TOTAL NON-INTEREST EXPENSE                             1,519      1,240
                                                                            --------   --------

                        INCOME BEFORE INCOME TAXES                               367        548

INCOME TAXES                                                                     148        220
                                                                            --------   --------

                        NET INCOME                                          $    219   $    328
                                                                            ========   ========


NET INCOME PER SHARE                                                        $   0.24   $   0.36
                                                                            ========   ========

Weighted average common shares outstanding
  used to compute net income per share                                       925,200    904,300
                                                                            ========   ========

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in 000's, except earnings per share)

                                                                               Six Months Ended
                                                                                     June 30,
                                                                              -------------------
                                                                                 1997      1996
                                                                              --------   --------
INTEREST INCOME:
     Interest and fees on loans                                               $  4,030   $  4,185
     Interest on federal funds sold                                                438        224
     Interest on time deposits with other financial institutions                   117        115
     Interest on investment securities                                              62         54
                                                                              --------   --------
                        TOTAL INTEREST INCOME                                    4,647      4,578
INTEREST EXPENSE ON DEPOSITS                                                     1,514      1,384
                                                                              --------   --------
                        NET INTEREST INCOME                                      3,133      3,194

Provision for loan losses                                                          204        179
                                                                              --------   --------
                        NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES                              2,929      3,015
                                                                              --------   --------

NON-INTEREST INCOME:
     Service charges on deposit accounts                                           193        186
     Mortgage loan service fees                                                     29         41
     Other                                                                         244        184
                                                                              --------   --------
                        TOTAL NON-INTEREST INCOME                                  466        411
                                                                              --------   --------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                              1,684      1,331
     Occupancy                                                                     225        225
     Furniture, fixtures and equipment                                             242        214
     Other                                                                         823        681
                                                                              --------   --------
                        TOTAL NON-INTEREST EXPENSE                               2,974      2,451
                                                                              --------   --------

                        INCOME BEFORE INCOME TAXES                                 421        975

INCOME TAXES                                                                       171        395
                                                                              --------   --------

                        NET INCOME                                            $    250   $    580
                                                                              ========   ========

NET INCOME PER SHARE                                                          $   0.27   $   0.64
                                                                              ========   ========

Weighted average common shares outstanding
used to compute net income per share                                           922,867    904,300
                                                                              ========   ========

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               (Dollars in 000's)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                              --------------------
                                                                                 1997        1996
                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $    250    $    580
Reconciliation of net income to net cash provided by operating activities:
    Depreciation on premises and equipment                                         234         219
    Amortization of deferred loan fees and discounts/premiums on securities         (1)       (398)
    Provision for loan losses                                                      204         179
    (Increase) in accrued interest receivable                                      (33)        (71)
    (Increase) in other real estate owned                                         (388)          0
    Decrease in other assets, net                                                  326          74
    Increase(decrease) in accrued interest payable and other liabilities           218        (340)
                                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          810         243
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net of repayments                                            (1,267)     (4,907)
Activity in securities held to maturity:
    Purchases                                                                     (974)     (1,724)
    Maturities                                                                     974       1,237
Purchases of Federal Reserve and Federal Home Loan Bank stock                      (15)       (333)
Capital expenditures                                                              (175)       (145)
                                                                              --------    --------
NET CASH (USED) BY INVESTING ACTIVITIES                                         (1,457)     (5,674)
                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                              2,940      (5,097)
Cash dividends                                                                    (191)       (188)
Exercise of incentive stock options                                                 92           0
                                                                              --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 2,841      (5,285)
                                                                              --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,194     (10,716)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                24,479      21,886
                                                                              --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 26,673    $ 11,170
                                                                              ========    ========

                                 (CONTINUED)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               (Dollars in 000's)

                                                         Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                        1997            1996
                                                      -------         -------
CASH AND CASH EQUIVALENTS AT JUNE 30:
   Cash and due from banks                            $ 6,413         $ 5,800
   Federal funds sold                                  20,260           5,370
                                                      -------         -------
                                                      $26,673         $11,170
                                                      =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                             $ 1,580         $ 1,614
   Cash paid for income taxes                               0             435

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the results of the Company's operations for the six months ended June 30, 1997 and 1996 and the financial condition and liquidity of the Company as of June 30, 1997 and December 31, 1996.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of Napa County (particularly the health of the wine industry), volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock, and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

FINANCIAL CONDITION

The Company's assets increased approximately $3.3 million during the first six months of 1997 as compared to the period ended December 31, 1996. Total assets were $117.1 million at June 30, 1997 compared with $113.8 million at December 31, 1996. Total deposits increased to $108.4 million at June 30, 1997 compared with $105.4 million at December 31, 1996.

The loan portfolio of $80.8 million at June 30, 1997 remained relatively unchanged from the December 31, 1996 total of $79.7 million. The allowance for loan losses on June 30, 1997 was $1,493,000 or 1.85% of total gross loans outstanding. Net loan charge-offs for the first six months of 1997 were $115,000. In the opinion of management, the allowance for loan losses was considered adequate at June 30, 1997 based on management's analysis of the risks inherent in the loan portfolio.

The Company's investment portfolio and stock in the Federal Reserve and Federal Home Loan Bank are classified as "held to maturity securities" in accordance with SFAS No. 115. At June 30, 1997, the investment portfolio's fair market value was $1,696,000.

RESULTS OF OPERATIONS

The Company's after-tax earnings were $250,000 during the first six months of 1997 compared with $580,000 during the same period in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted, for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded and primary earnings per share will be replaced by basic earnings per share. The impact is expected to result in an increase in primary earnings per share for the six months ended June 30, 1997 and 1996 of $0.06 and $0.13 per share, respectively. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first six months of 1997, net interest income at $3,133,000 was $61,000 below the same period in 1996. The primary causes of the decrease were the early payoff of a loan the Bank had purchased at a premium and increased interest expense. At the time of early payoff, the Bank charged off the remaining balance of the premium. In addition, non-accrual loans averaged $3.65 million during the first six months of 1997 compared with $2.1 million in the first six months of 1996. At the same time, the Bank increased its provision for loan losses from $179,000 in the first six months 1996 to $204,000 in the first six months of 1997.

Non-interest income increased by $55,000 in the first six months of 1997. This increase resulted from a recovery of expenses related to the Main Street property sold to the County of Napa in 1992.

Non-interest expenses consist of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the continuing business affairs of the Company. Total non-interest expenses increased $523,000 or 21% during the first six months of 1997 when compared with the first six months of 1996. Salaries and benefits accounted for $353,000 of this increase as a result of additional employees and salary increases to existing employees.

Other non-interest expense increased $143,000 for the first six months of 1997 compared to the same period in 1996, primarily, as a result of efforts related to collection of problem loans.

CAPITAL RESOURCES AND ADEQUACY

Shareholders equity was $8.1 million or 6.9% of total assets at June 30, 1997 compared with $8.0 million or 7.0% of total assets at December 31, 1996. The ratio of capital to risk-weighted assets at June 30, 1997 was 11.05% for the Company and 10.59% for the Bank. Both ratios exceeded the regulatory requirements for a "well capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums for "well-capitalized" institutions in the foreseeable future. Therefore, in management's opinion, the Company and the Bank have adequate capital in order to support future growth.

INFLATIONARY FACTORS

Since the assets and liabilities of the Bank are primarily monetary in nature, the performance of the Bank is affected more by changes in interest rates than by inflation.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
As of June 30, 1997, the Company was not party to any significant legal proceeding.


ITEM 2 - CHANGES IN SECURITIES
There were no changes in the Company's securities during the quarter.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
No securities of this nature.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 17, 1997, the Company held an annual meeting of shareholders (the "Meeting") for the purpose of (i) electing ten persons to serve as the Company's directors until the next annual meeting of shareholders and until their respective successors shall be elected and qualified, and (ii) ratifying the appointment of Ernest & Young LLP as the Company's independent public accountants for the 1997 fiscal year

All ten of management's nominees for directors were elected at the Meeting, and there was no opposition to management's nominees as listed in the Company's proxy statement first mailed to shareholders on April 30, 1997. The number of votes cast for and against, and the number of abstentions and broker non-votes relating to, each of management's nominees is set forth below:

                                                  Abstentions and
Name                        For         Against   Broker Non-Votes
----                        ---         -------   ----------------

William A. Bacigalupi       562,285     1,525     198,190
Dennis Groth                562,285     1,525     198,190
E. James Hedemark           562,185     1,625     198,190
Michael D. Irwin            562,185     1,625     198,190
Brian J. Kelly              562,510     1,300     198,190
C. Richard Lemon            562,003     1,807     198,190
Joseph G. Peatman           561,185     2,625     198,190
A. Jean Phillips            561,510     2,300     198,190
George M. Schofield         562,510     1,300     198,190
W. Clarke Swanson, Jr.      562,410     1,400     198,190

The appoinment of Ernest & Young LLP as the Company's independent public accountants for the 1997 fiscal year was ratified by a majority vote of the Company's shareholders 562,610 votes were cast in favor of ratification, 400 votes were cast against, and there were 800 abstentions and broker non-votes.

ITEM 5 - OTHER INFORMATION
None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. See Index to Exhibits to this Form 10-SBQ, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

(b)  Reports on Form 8-K:

     The Company did not file a report on Form 8-K during the second quarter of 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NAPA NATIONAL BANCORP
                                          ---------------------
                                              (Registrant)



Date: August 14, 1997                     /s/ Brian J. Kelly
                                          ------------------
                                          Brian J. Kelly
                                          President / COO



Date: August 14, 1997                     /s/ Michael D. Irwin
                                          --------------------
                                          Michael D. Irwin
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION
3(i)*       Articles of Incorporation of the Registrant, as amended.

3(ii)*      Restated Bylaws of the Registrant.

4.1*        A specimen copy of the certificates evidencing Common Stock.

10.1*       Napa National Bancorp 1992 Stock Option Plan.

10.2*       Form of Incentive Stock Option Agreement.

10.3*       Form of Nonstatutory Stock Option Agreement.

27          Financial Data Schedule.

*Previously filed.