Form 10QSB
period 1997-09-30
NAPA NATIONAL BANCORP
filed 1997-11-07
CIK 700699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    For the QUARTER ENDED SEPTEMBER 30, 1997 Commission file number: 0-11090


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

                              Yes   X     No
                                   ---        ---


The number of shares of the registrant's Common Stock, no par value, outstanding as of November 1, 1997, was 776,000.


Transitional Small Business Disclosure Format:

                              Yes         No   X
                                   ---        ---

                             NAPA NATIONAL BANCORP
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

        ITEM 1 - FINANCIAL STATEMENTS

                Balance Sheets:
                        September 30, 1997
                        December 31, 1996

                Statements of Income:
                        Three Months ended September 30, 1997
                        Three Months ended September 30, 1996
                        Nine Months ended September 30, 1997
                        Nine Months ended September 30, 1996

                Statements of Cash Flows:
                        Nine Months ended September 30, 1997
                        Nine Months ended September 30, 1996


        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        ITEM 5 - OTHER INFORMATION

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

INDEX TO EXHIBITS

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

The following interim consolidated financial statements of Napa National Bancorp and its subsidiary Napa National Bank are unaudited and prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. However, they reflect all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the period as presented are not necessarily indicative of results to be expected of the year as a whole.

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                               (Dollars in 000's)



                                                  September 30,    December 31,
                                                      1997            1996
                                                      ----            ----
ASSETS
Cash and due from banks                           $     8,005      $     7,929
Federal funds sold                                     17,595           16,550
Time deposits with other financial institutions         3,267            4,158
Investment securities: Held to Maturity                 1,824            1,723
Federal Reserve and Federal Home Loan Bank Stock          582              554
Loans, less allowance for loan losses of $1,530
     and $1,447 at September 30, 1997 and
     December 31, 1996                                 83,474           78,290
Premises, furniture, fixtures and equipment,net         2,624            2,519
Accrued interest receivable                               800              647
Other real estate owned                                   607              328
Other assets                                            1,161            1,129
                                                  -----------      -----------
TOTAL ASSETS                                      $   119,939      $   113,827
                                                  ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                    $    30,447      $    25,728
   Interest-bearing:
      Savings                                          10,903           11,965
      Transaction                                      31,489           29,317
      Time certificates                                38,014           38,407
                                                  -----------      -----------
      Total deposits                                  110,853          105,417
Accrued interest payable and other liabilities            710              439
                                                  -----------      -----------
TOTAL LIABILITIES                                     111,563          105,856
                                                  -----------      -----------

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
     authorized; no shares outstanding                      0                0
Common stock, no par value, 20,000,000 shares
     authorized; 776,000 and 754,500 shares
     issued and outstanding at September 30, 1997
     and December 31, 1996, respectively                7,086            6,915
Retained earnings                                       1,290            1,056
                                                  -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                              8,376            7,971
                                                  -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   119,939      $   113,827
                                                  ===========      ===========

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)

                                                       Three Months Ended
                                                          September 30,
                                                      --------------------
                                                      1997            1996
                                                      ----            ----
Interest income:
     Interest and fees on loans                   $   2,223        $  2,124
     Interest on federal funds sold                     256             136
     Interest on time deposits with other
       financial institutions                            55              58
     Interest and dividends on investment
       securities                                        34              27
                                                  ---------        --------
               Total interest income                  2,568           2,345
Interest expense on deposits                            773             703
                                                  ---------        --------
               Net interest income                    1,795           1,642


Provision for loan losses                               102             129
                                                  ---------        --------
               Net interest income after
                 provision for loan losses            1,693           1,513
                                                  ---------        --------

Non-interest income:
     Service charges on deposit accounts                117              82
     Mortgage loan service fees                          18               2
     Other                                              127             105
                                                  ---------        --------
               Total non-interest income                262             189
                                                  ---------        --------

Non-interest expense:
     Salaries and employee benefits                     811             712
     Occupancy                                          120             120
     Furniture, fixtures and equipment                  121             110
     Other                                              448             350
                                                  ---------        --------
               Total non-interest expense             1,500           1,292
                                                  ---------        --------

               Income before income taxes               455             410

Income taxes                                            184             166
                                                  ---------        --------

               Net income                         $     271        $    244
                                                  =========        ========

Net income per share                              $    0.29        $   0.27
                                                  =========        ========
Weighted average common shares outstanding used
to compute net income per share                     930,200         903,300
                                                  =========        ========

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)

                                                        Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                      1997            1996
                                                      ----            ----
Interest income:
     Interest and fees on loans                   $    6,253       $   6,309
     Interest on federal funds sold                      694             360
     Interest on time deposits with other
       financial institutions                            172             173
     Interest on investment securities                    96              81
                                                  ----------       ---------
               Total interest income                   7,215           6,923
Interest expense on deposits                           2,287           2,087
                                                  ----------       ---------
               Net interest income                     4,928           4,836

Provision for loan losses                                306             308
                                                  ----------       ---------
               Net interest income after
                 provision for loan losses             4,622           4,528
                                                  ----------       ---------

Non-interest income:
     Service charges on deposit accounts                 310             268
     Mortgage loan service fees                           47              43
     Other                                               371             289
                                                  ----------       ---------
               Total non-interest income                 728             600
                                                  ----------       ---------

Non-interest expense:
     Salaries and employee benefits                    2,495           2,043
     Occupancy                                           345             345
     Furniture, fixtures and equipment                   363             324
     Other                                             1,271           1,031
                                                  ----------       ---------
               Total non-interest expense              4,474           3,743
                                                  ----------       ---------

               Income before income taxes                876           1,385

Income taxes                                             356             561
                                                  ----------       ---------
               Net income                         $      520       $     824
                                                  ==========       =========

Net income per share                              $     0.56       $    0.91
                                                  ==========       =========
Weighted average common shares outstanding used
to compute net income per share                      927,350         903,300
                                                  ==========       =========

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)

                                                        Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                      1997            1996
                                                      ----            ----
Cash flows from operating activities:
Net income                                        $   520          $   824
Reconciliation of net income to net cash
  provided by operating activities:
  Depreciation on premises and equipment              358              325
  Amortization of deferred loan fees and
    discounts/premiums on securities                   21             (396)
  Provision for loan losses                           306              308
  Gain on sale of other real estate owned             (21)               0
  (Increase) in accrued interest receivable          (153)             (42)
  (Increase) in other assets, net                     (32)            (346)
  Increase(decrease) in accrued interest
    payable and other liabilities                     271             (205)
                                                  -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,270              468
                                                  -------          -------

Cash flows from investing activities:
Loan originations, net of repayments               (5,899)          (4,608)
Proceeds from maturities of time deposits with
  other financial institutions                        891              198
Activity in securities held to maturity:
  Purchases                                        (1,798)          (2,725)
  Maturities                                        1,697            2,237
Purchases of Federal Reserve and Federal Home
  Loan Bank stock                                     (28)            (352)
Proceeds from sale of other real estate owned         130                0
Capital expenditures                                 (463)            (349)
                                                  -------          -------
NET CASH (USED) BY INVESTING ACTIVITIES            (5,470)          (5,599)
                                                  -------          -------

Cash flows from financing activities:
Net increase in deposits                            5,436            1,039
Cash dividends                                       (286)            (283)
Exercise of incentive stock options                   171                0
                                                  -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES           5,321              756
                                                  -------          -------

INCREASE IN CASH AND CASH EQUIVALENTS               1,121           (4,375)

Cash and cash equivalents at beginning of
  period                                           24,479           21,886
                                                  -------          -------

Cash and cash equivalents at end of period        $25,600          $17,511
                                                  =======          =======

(continued)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)

                                                        Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                      1997            1996
                                                      ----            ----
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30:
   Cash and due from banks                        $  8,005         $  6,881
   Federal funds sold                               17,595           10,630
                                                  --------         --------
                                                  $ 25,600         $ 17,511
                                                  ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                         $  2,413          $ 2,306
   Cash paid for income taxes                           65              815


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the results of the Company's operations for the nine months ended September 30, 1997 and 1996 and the financial condition and liquidity of the Company as of September 30, 1997 and December 31, 1996.

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

The Company's assets increased approximately $6.1 million during the first nine months of 1997 as compared to the period ended December 31, 1996. Total assets were $119.9 million at September 30, 1997 compared with $113.8 million at December 31, 1996. Total deposits increased to $110.8 million at September 30, 1997 compared with $105.4 million at December 31, 1996.

The loan portfolio of $85.0 million at September 30, 1997 increased $5.3 million compared to the December 31, 1996 total of $79.7 million. The allowance for loan losses on September 30, 1997 was $1,530,000 or 1.80% of total gross loans outstanding. Net loan charge-offs for the first nine months of 1997 were $181,000. In the opinion of management, the allowance for loan losses was considered adequate at September 30, 1997 based on management's analysis of the risks inherent in the loan portfolio.

The Company's investment portfolio and stock in the Federal Reserve and Federal Home Loan Bank are classified as "held to maturity securities" in accordance with SFAS No. 115. At September 30, 1997, the investment portfolio's fair market value was $1,815,000.

Results of Operations

The Company's after-tax earnings were $520,000 during the first nine months of 1997 compared with $824,000 during the same period in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded and primary earnings per share will be replaced by basic earnings per share. The impact is expected to result in an increase in primary earnings per share for the nine months ended September 30, 1997 and 1996 of $0.12 and $0.18 per share, respectively. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first nine months of 1997, net interest income at $4,928,000 was $92,000 ahead of the same period in 1996. The primary cause of the increase was the growth in Federal Funds Sold income generated through the increase in deposits. That increase was mitigated by the decrease in loan and fee income for the first nine months of 1997 of $56,000 as compared to the same period in 1996. The main reason for the decline, despite an increase in loan volume, was the early payoff of a loan the Bank had purchased at a premium. At the time of early payoff, the Bank charged off the remaining balance of the premium. In addition, non-accrual loans averaged $3.50 million during the first nine months of 1997 compared with $2.1 million in the first nine months of 1996.

Non-interest income increased by $128,000 in the first nine months of 1997. This increase resulted mainly from a recovery of expenses related to the Main Street property sold to the County of Napa in 1992.

Non-interest expenses consist of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the continuing business affairs of the Company. Total non-interest expenses increased $731,000 or 20% during the first nine months of 1997 when compared with the first nine months of 1996. Salaries and benefits accounted for $452,000 of this increase as a result of additional employees and salary increases to existing employees. Other non-interest expense increased $240,000 for the first nine months of 1997 compared to the same period in 1996, primarily, as a result of efforts related to collection of problem loans.

Capital Resources and Adequacy

Shareholders equity was $8.4 million or 7.0% of total assets at September 30, 1997 compared with $8.0 million or 7.0% of total assets at December 31, 1996. The ratio of capital to risk-weighted assets at September 30, 1997 was 10.33% for the Company and 10.31% for the Bank. Both ratios exceeded the regulatory requirements for a "well-capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums for "well-capitalized"institutions in the foreseeable future. Therefore, in management's opinion, the Company and the Bank have adequate capital in order to support future growth.

Inflationary Factors

Since the assets and liabilities of the Bank are primarily monetary in nature, the performance of the Bank is affected more by changes in interest rates than by inflation.

PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS
        As of September 30, 1997, the Company was not party to any significant legal proceeding.


        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
        There were no changes in the Company's securities during the quarter.


        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
        No securities of this nature.


        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        On June 17,1997, the Company held an annual meeting of shareholders (the "Meeting") for the purpose of (i) electing ten persons to serve as the Company's directors until the next annual meeting of shareholders and until their respective successors shall be elected and qualified, and
        (ii) ratifying the appointment of Ernst & Young LLP as the Company's independent public accountants for the 1997 fiscal year.

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

        The appoinment of Ernst & Young LLP as the Company's independent public accountants for the 1997 fiscal year was ratified by a majority vote of the Company's shareholders. 562,610 votes were cast in favor of ratification, 400 votes were cast against, and there were 800 abstentions and broker non-votes.

        ITEM 5 - OTHER INFORMATION
        None.


        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. See Index to Exhibits to this Form 10-SBQ, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

        (b)     Reports on Form 8-K:

        The Company did not file a report on Form 8-K during the third quarter of 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       NAPA NATIONAL BANCORP
                                                           (Registrant)




Date: November 14, 1997                                /s/ Brian J. Kelly
                                                       ------------------
                                                       Brian J. Kelly
                                                       President / COO



Date: November 14, 1997                                /s/ Michael D. Irwin
                                                       --------------------
                                                       Michael D. Irwin
                                                       Chief Financial Officer

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