Form 10KSB
period 1997-12-31
NAPA NATIONAL BANCORP
filed 1998-03-30
CIK 700699

                    U.S.SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10 - KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934
                 For the fiscal year ended:  December 31, 1997
                         Commission File:     0-11090


                             NAPA NATIONAL BANCORP
             (Exact name of small business issuer in its charter)

California                               94-2780134
(State of incorporation)                 (I.R.S. Employer Identification No.)

901 Main Street, Napa, California, 94559
(Address of principal executive offices)

Issuer's telephone number:  (707) 257-2440

Securities registered under Section 12(b) of Act:  None

Securities registered under Section 12(g) of Act: Common Stock, Without Par Value (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenue earned for the year ended December 31, 1997: $10,815,000

Aggregate market value of voting stock and non-voting stock held by nonaffiliates of the registrant, based on a market value of $16.00 per share as of February 28, 1998: $2,822,400

Number of shares of the registrant's sole class of common equity (Common Stock, without par value), as of February 28, 1998: 783,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

Transitional small business disclosure format: Yes       No   X
                                                  -----    -----

                               TABLE OF CONTENTS



PART I


Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders



PART II

Item 5.  Market for Common Equity and Related
         Stockholder Matters

Item 6.  Management's Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

SIGNATURES

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

GENERAL.

  Certain statements in this Annual Report on Form 10-KSB,(excluding statements of fact and historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Napa County and the wine industry; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" included herein in Item I and other risk factors discussed elsewhere in this Report.

  Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. At December 31, 1997, the Company had consolidated assets of $130,819,000 and shareholders' equity of $8,587,000. The Bank is a full service commercial bank with three offices serving the Napa Valley area in Northern California. The Company itself does not engage in any business activities other than the ownership of the Bank and the ownership of Napa National Leasing Corporation, an inactive subsidiary authorized to engage in the leasing of equipment and other personal property (the "Leasing Company").
W. Clarke Swanson, Jr., Chairman of the Board and CEO, beneficially owns approximately 70% of the outstanding shares of Common Stock of the Company. The Company is registered under the Bank Holding Company Act of 1956, as amended.

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

EMPLOYEES

  At December 31, 1997, the Bank employed 74 employees, including 22 officers and 10 part-time employees. At December 31, 1997, the Company employed one employee.

NAPA NATIONAL LEASING CORPORATION - COMPANY SUBSIDIARY

     This subsidiary was inactive during 1997.

THE EFFECT OF GOVERNMENT POLICY ON BANKING

     The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted. Additionally, state and federal tax policies can impact banking organizations. Applicable California bank and corporation tax rates were recently reduced by 5% in order to keep California competitive with other western states.

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

     The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the "Commissioner").

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

     A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across state lines, therefore creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

     Under California law,(a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and
(c) the Commissioner is authorized to approve an interstate acquisition of merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office.

     The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions"for additional restrictions.

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

     The FRB has adopted comprehensive amendments to Regulation Y which became effective April 21, 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

     To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater; (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater; and
(iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

     To qualify as "well-managed": (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory; (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

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

     The OCC may approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. A national bank is permitted to engage in activities approved for a bank holding company through a bank operating subsidiary, such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these activities are permitted only for well-capitalized or adequately capitalized national banks.

     By comparison, California state-chartered banks are regulated by the California Department of Financial Institutions ("DFI"). The DFI was created pursuant to AB 3351, effective July 1, 1997, and combines the State Banking Department, the Department of Savings and Loan, and regulatory oversight over industrial loan companies and credit unions with the DFI.


CAPITAL STANDARDS

     The OCC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

     In determining the capital level the Bank is required to maintain, the OCC does not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

     On September 16, 1997, the FDIC adopted a final rule lowering the risk-based capital requirements for certain small business loans and leases sold with recourse. The final rule on small business loans and leases sold with recourse essentially makes permanent an interim interagency rule in effect since 1995 that reduced the minimum capital levels that institutions must maintain for those transactions. Under the final rule, a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

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

     The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1997 (amounts in thousands except percentage amounts).

                                             The Company
                           ---------------------------------------------------
                                Actual             Well                Minimum
                               ---------        Capitalized            Capital
                           Capital    Ratio        Ratio             Requirement
                           -------    -----        -----             -----------
Leverage................   $8,587     6.89%        5.0%              4.0%
Tier 1 Risk-Based.......    8,587     9.77         6.0               4.0
Total Risk-Based........    9,691    11.03        10.0               8.0

                                               The Bank
                           ---------------------------------------------------
                                Actual             Well                Minimum
                               ---------        Capitalized            Capital
                           Capital    Ratio        Ratio             Requirement
                           -------    -----        -----             -----------
Leverage................  $8,552      6.86%        5.0%              4.0%
Tier 1 Risk-Based.......   8,552      9.74         6.0               4.0
Total Risk-Based........   9,656     10.99        10.0               8.0

     Regulators must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Regulators must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy.


PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

"Well capitalized"                        "Adequately capitalized"
------------------                        ------------------------
Total risk-based capital of               Total risk-based capital of
10%;                                      8%;
Tier 1 risk-based capital                 Tier 1 risk-based capital of
of 6%; and                                4%; and
Leverage ratio of 5%.                     Leverage ratio of 4%.


"Undercapitalized"                        "Significantly undercapitalized"
------------------                        --------------------------------
Total risk-based capital                  Total risk-based capital
less than 8%;                             less than 6%;
Tier 1 risk-based capital                 Tier 1 risk-based capital
less than 4%; or                          less than 3%; or
Leverage ratio less than                  Leverage ratio less than 3%.
4%.


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

     The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.


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


RECENTLY ENACTED LEGISLATION

     The Taxpayer Relief Act of 1997 provides for Education Individual Retirement Accounts ("Education IRA"), a new type of tax-free savings vehicle to pay qualified higher education expenses. A maximum of $500 per year may be contributed to Education IRAs for any beneficiary under the age of 18 years, provided the contributor has adjusted gross income for the year not exceeding $95,000 ($150,000 for joint returns). No income tax deduction is provided for a contribution to an Education IRA. Until a distribution is made from an Education IRA, earnings on contributions to the account are not subject to tax. Additional restrictions apply as well.

     During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act to provide lenders and fiduciaries with greater protections from environmental liability. In June 1997, the U.S. Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996. California law provides that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property.

     In 1997, California adopted the Environmental Responsibility Acceptance Act (Cal. Civil Code (S)(S) 850-855) to facilitate (i) the notification of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and (ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.


PENDING LEGISLATION AND REGULATIONS

     There are pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms.

     On September 16, 1997, the FDIC proposed two new rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first proposed rule would make risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and would require different amounts of capital for different risk positions in asset securitization transactions. The second proposed rule would permit limited amounts of unrealized gains on equity securities to be recognized for risk-based capital purposes.

     Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.


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

  Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, and 1,000,000 shares of preferred stock of which approximately 783,500 shares of common stock and no shares of preferred stock were outstanding at December 31, 1997. As of December 31, 1997, outstanding options to purchase Common Stock were 110,000, and Common Stock available for grants under the Company's stock option plans was 83,300 shares.

  The loan portfolio of the Company is dependent on real estate. At December 31, 1997, real estate served as the principal source of collateral with respect to approximately 70% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for Company Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

YEAR 2000

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan designed to resolve the issue. The Year 2000 problem arises because many software programs were written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the two-digit date "00" as being the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

  The plans to utilize both internal and external resources to attempt to identify, correct or replace, and test its systems for the Year 2000 compliance. It is anticipated that all correct action and testing of key systems will be completed by December 31, 1998. The Company has recently been working on ensuring the Company's main frame is compliant and receiving confirmation from vendors have been requested as to their plans for being Year 2000 compliant.

  The Bank presently believes that, with modification to existing software and/or the conversion to new software which is Year 2000 compliant, the Year 2000 problem should not pose significant operational problems for the Company's computer systems as modified and converted. The Company is expensing all period costs associated with the Year 2000 problem. To date the expense has not been significant.

  Other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers and actions which banking regulators may take. The Bank is making efforts to ensure that its customer base is aware of the Year 2000 problem. In addition to seminars and mailings to its customer base, the Bank has amended its Credit Policy and credit documentation to include consideration regarding the Year 2000 problem. It is not possible to predict the effect of this problem on the economic viability of its customers and the related impact it may have on the level of the Bank's provision for possible loan losses in future periods

ITEM 2.  DESCRIPTION OF PROPERTY.

  The Bank maintains its main offices on leased premises at 901 Main Street in the Downtown part of Napa, California. The Company opened this banking facility in 1995. This property is a two story building with an adjacent paved ground level parking lot. The parking lot is approximately 10,860 square feet. The lease term runs from December 1, 1994 to November 30, 1999, with three five (5) year renewal options. The lease provides for inflationary increases in the monthly rental amount during the renewal periods and also contains options to purchase the facility at an agreed upon market value during certain defined periods. The base rent is $9,900.00 per month. The base rent is subject to an annual adjustment based on the Consumer Price Index beginning on the first day of January of every year of the first option renewal term beginning in the year 2001. The adjusted rental will not exceed an 8% increase over the adjusted rental of the preceding year nor will the adjusted rental be less than the original base rent. Rent paid for the Downtown Napa Office was approximately $119,000 during 1997. In addition, the Bank pays utilities, insurance and maintenance relating to the branch.

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

  The Company leases the Bank's approximately 2,400 square foot branch office located at 1015 Adams Street in downtown St. Helena, California. The lease term ends in 1998, with two options to extend the term of the lease for five years each. Rent paid for the St. Helena office was approximately $61,000 during 1997. In addition, the Bank pays utilities, insurance and maintenance relating to the branch.


ITEM 3.  LEGAL PROCEEDINGS.

  As of December 31, 1997, neither the Company, the Bank nor the Leasing Company was a party to, nor was any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities. At the same date, the Bank was involved as plaintiff in ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.


PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is not listed on any exchange or the Nasdaq; however, there has been limited trading in the Company's Common Stock which the Company does not believe necessarily represents an established public trading market. To the Company's knowledge, no broker-dealer other than Round Hill Securities handles transactions of the Company's Common Stock.

  The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices, not including broker's commissions, based upon known information as reported by management. These figures may not include private transactions. Other than to this extent, there is no established public trading market in the Company's Common Stock other than with Round Hill Securities.



                                        SALES PRICES OF THE COMPANY'S
                                                COMMON STOCK
                                                                         TRADING
    YEAR           HIGH                       LOW                         VOLUME
    1997
Fourth Quarter    $16.00                      $15.50                     8,950
Third Quarter      15.50                       14.50                       430
Second Quarter     14.50                       14.50                     4,000
First Quarter      14.50                       10.00                     7,500


    1996

Fourth Quarter    $14.50                      $14.50                       100
Third Quarter      14.50                       14.50                    19,755
Second Quarter     14.50                       14.50                       250
First Quarter      10.00                       10.00                       450


  Because the Company's Common Stock is not listed on any exchange, accurate trading volumes are difficult to ascertain. Trading volumes shown primarily reflect known trades involving the Company's Employee Stock Ownership Trust ("ESOT"). The ESOT purchased 20,780 and 19,855 shares in 1997 and 1996, respectively.

  As of February 28, 1998, the outstanding shares of the Company's Common Stock were held of record by 340 shareholders. The last known trade of the Company's Common Stock occurred on December 23, 1997, for 100 shares, at a price per share of $16.00.

  During the third quarter of 1996, the Company's ESOT commenced a tender offer to purchase up to 20,000 shares of the Company's Common Stock. The price of the offer was set at $14.50 per share. From this offer, the ESOT purchased 19,755 shares of the Company's outstanding Common Stock.

  During the first quarter of 1997, the Company declared and paid a cash dividend of twelve and a half cents ($0.125) per share on outstanding stock. The first quarter dividend was based on 1996 earnings and amounted to $94,000. During the beginning of the second quarter of 1997, the Company declared a second cash dividend of twelve and a half cents ($0.125) per share. This cash dividend was based on the first quarter earnings of 1997 and amounted to $96,000. During the third quarter of 1997, the Company declared and paid a another cash dividend of twelve and a half cents ($0.125) per share for a total of $97,000. During the fourth quarter of 1997, the Bank paid a $40,000 cash dividend to the Company, providing the Company with a portion of the funds necessary for the Company to again declare and issue a twelve and a half cents ($0.125) per share dividend. This fourth quarter dividend was based on third quarter earnings and was paid to shareholders on December 1, 1997. Total dividends paid by the Bank to the Company and from the Company to its shareholders for 1997 amounted to $40,000 and $385,000 respectively. See "Restrictions on Dividends and Other Distributions" included in Item 1 herein for a discussion of certain restrictions on the ability of an insured depository institution to declare dividends and other distributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  Certain statements in this Annual Report on Form 10-KSB (excluding statements of fact and historical financial information) involve forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduces margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Napa County and the wine industry; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" included in Item 1 herein and other risk factors discussed elsewhere in this Report.

  The following analysis of the Company's financial condition for the years ended December 31, 1997 and 1996 and results of operation for each of the two years in the period ended December 31, 1997, should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other information presented elsewhere herein. Since the Company is a bank holding company whose principal asset is, and is expected to be, the capital stock of the Bank, the following relates principally to the financial condition and results of operations of the Bank.

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

The following presents selected consolidated financial information for the Company for the five years ended December 31, 1997:

                                        YEAR ENDED DECEMBER 31,
                                 1997    1996     1995    1994    1993
                           (IN 000'S EXCEPT EARNINGS PER SHARE AND RATIOS)
STATEMENT OF OPERATIONS
Total interest income           $9,803   $9,173  $8,432  $6,226  $4,831
Total interest expense           3,075    2,814   2,634   1,658   1,551
Provision for loan losses          556      550     323     149     198
Net interest income after
 provision for loan losses       6,172    5,809   5,475   4,419   3,082
Other income                     1,012      806     800     627     594
Other expense                    5,917    5,099   4,409   3,716   3,425
Income before
  income tax                     1,267    1,516   1,866   1,330     251
Income tax provision (credit)      521      614     765     550    (249)
Net income                         746      902   1,101     777     500
Cash Dividends Paid             $  385   $  378  $    0   $   0   $   0

BALANCE SHEET INFORMATION (AT PERIOD END):
Total assets                  $130,819 $113,827 $104,851 $86,477 $77,241
Net loans                       78,057   78,290   73,374  62,103  54,259
Total deposits                 121,461  105,417   96,752  79,378  71,463
Shareholders' equity             8,587    7,971    7,447   6,346   5,569
Shareholders' equity
  per share                   $  10.96 $   8.67 $   8.44 $  8.41 $  7.38

SELECTED FINANCIAL RATIOS:
Net interest margin               6.27%    6.75%    6.98%   6.25%   5.38%
Allowance for loan losses
  to average loans                1.92%    1.75%    1.93%   1.78%   1.80%
Nonperforming loans to
  average loans                   3.59%    4.41%    2.11%   1.63%   0.72%
Net charge-offs
  to average loans                0.48%    0.60%    0.07%   0.02%   0.06%
Average earning assets to
  total average assets           91.26%   92.15%   91.52%  92.00%  91.66%
Return on average assets           .63%     .94%    1.30%   1.05%   0.81%
Return on average
  shareholders' equity            9.50%   11.61%   16.40%  14.02%   9.77%
Average equity to average
  assets ratio                    6.68%    7.46%    7.27%   6.87%   7.58%
Leverage Ratio (1)                6.86%    7.11%    7.16%   7.28%   7.04%
Total Risk based
  capital ratio                  10.99%   10.47%   10.40%  10.33%   9.84%

(1)  Calculated based on the Bank's capital and average assets.

  The purpose of the following discussion is to address information pertaining to the financial condition and results of operations of the Company that may not be apparent from a review of the consolidated financial statements and related notes. It also incorporates certain statistical information that is required by Industry Guide 3 promulgated by the Securities and Exchange Commission.

SUMMARY OF FINANCIAL RESULTS

  The Company recorded net income of $746,000, or $.97 per share on a fully-diluted basis for the year ended December 31, 1997 compared to $902,000 or $1.20 per share for the year ended December 31, 1996.

  Net income declined in 1997 over 1996 by $156,000, or 17%. The primary reasons for this decline were due to an increase in noninterest expense of $818,000, or 16%. That increase was partially offset by an increase in net interest income of $369,000, or 6%, an increase in other income of $206,000 or 25%, and decreases in taxes of $93,000, or 15%.


DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

The following table sets forth the distribution of consolidated average assets, liabilities and shareholders' equity for the years ended December 31, 1997 and 1996. Average balances have been computed using daily adjusted balances.

                                           YEAR ENDED DECEMBER 31,
                                           1997               1996
                                    Average               Average
                                    Balance   Percent     Balance   Percent
                                    (000's)  of Total     (000's)  of Total
 ASSETS
Cash and Due from Banks             $ 6,932    5.9%       $ 6,100    5.9%
Interest-Bearing Deposits
 With Other Banks                     3,715    3.2          4,210    4.0
Held-to-Maturity Investments
 Taxable                              1,710    1.5          2,087    2.0
 Non-Taxable                             25
Available-for-Sale Investments
 Taxable                              2,468    2.1
 Non-Taxable                            273     .2
Federal Funds Sold                   17,703   15.0         10,844   10.4

Loans, Net (1)                       79,570   67.6         77,064   74.0
Premises and Equipment, Net           2,543    2.2          2,484    2.4

Other Assets and Accrued
  Interest Receivable                 2,735    2.3          1,391    1.3

  Total Assets                     $117,674  100.0%      $104,180  100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand                     $ 25,748  21.9%  $19,284  18.5%
  Interest-Bearing
     Transaction Accounts      30,545  25.9    27,970  26.8
  Savings                      12,759  10.8    12,071  11.6
  Time                         39,745  33.8    36,600  35.1

Total Deposits                108,797  92.4    95,925  92.0

Other Liabilities and
Accrued Interest                  683   0.6       487   0.5

Shareholders' Equity            8,194   7.0     7,768   7.3
Total Liabilities and
  Shareholder's Equity       $117,674 100.0% $104,180 100.0%

--------------------
1) Average loans include net deferred loan fees and non-accrual loans and are net of the allowance for loan losses.

INTEREST RATES AND DIFFERENTIALS

  The following table sets forth information concerning interest-earning assets and interest-bearing liabilities, respective average yields or rates, the amount of interest income or expense, and the net interest margin and the net interest spread. Loan fees of $299,000 in 1997 and $409,000 in 1996 are included, while non-accrual interest is excluded from computations of interest income and expense.

                                     Year Ended December 31, 1997
                                                Interest
                                     Average     Income/   Average
                                     Balance     Expense    Yield/
                                     (000's)     (000's)     Rate

INTEREST-EARNING ASSETS


Loans, Net (1,2)                     $ 79,570     $8,419     10.58%
Interest-Bearing Deposits
  With Other Banks                      3,715        209      5.63
Held-to-Maturity Investments
  Taxable                               1,710         93      5.44
  Non-Taxable (3)

Available-for-Sale Investments
  Taxable                               2,468        155      6.2
  Non-Taxable(3)                          273         20      7.33
Federal Funds Sold                     17,703        916      5.17

  Total Average Interest-Earning
    Assets                           $105,464     $9,812      9.30%

INTEREST-BEARING LIABILITIES

Deposits:
  Interest-Bearing Transaction
    Accounts                      $30,545  $  656  2.15%
  Savings                          12,759     328  2.57
  Time                             39,745   2,091  5.26

Total Average Interest-Bearing
    Liabilities                   $83,049  $3,075  3.70%

Net Interest Income and
  Net Interest Margin (4)                  $6,737  6.39%
Net Interest Spread (5)                            5.60%

1) Average loans include net deferred loan fees and non-accrual loans and are net of allowance for loan losses.

2)  Loan interest income includes loan fees of $299,000.

3) Adjusted to a fully taxable equivalent basis using the federal statutory rate.

4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

5) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.


                                   Year Ended December 31, 1996
                                              Interest
                                   Average    Income/   Average
                                   Balance    Expense   Yield/
                                   (000's)    (000's)   Rate

INTEREST-EARNING ASSETS
Loans, Net (1,2)                    $77,064    $8,277     10.74%
Interest-Bearing Deposits
 With Other Banks                     4,210       230      5.46
Held-to-Maturity Investments
Taxable                               2,087       119      5.70
Federal Funds Sold                   10,844       567      5.04

Total Average Interest-Earning
 Assets                             $94,205    $9,173      9.74%

INTEREST-BEARING LIABILITIES

Deposits:
  Interest-Bearing Transaction
     Accounts                     $27,970  $  563  2.01%
  Savings                          12,071     275  2.28
  Time                             36,600   1,976  5.40

Total Average Interest-Bearing
    Liabilities                   $76,641  $2,814  3.67%

Net Interest Income and
  Net Interest Margin (3)                  $6,359  6.75%

Net Interest Spread (4)                            6.07%


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

                                            Year Ended December 31, 1997
                                                     Compared to
                                            Year Ended December 31, 1996
                                                      (In 000's)

                                           Average   Average       Net
                                           Volume    Rate          Change

INCREASE (DECREASE) IN INTEREST INCOME:

  Loans, Net (1)                           $269      $(127)        $142
  Interest-Bearing Deposits
     With Other Banks                       (27)         6          (21)
  Held-to-Maturity
     Taxable                                (21)        (5)         (26)
     Non-taxable



Available-for-Sale
     Taxable                      155            155
     Non-Taxable                   20             20
  Federal Funds Sold              346     3      349

     Total Increase (Decrease)    742  (123)     619

INTEREST (DECREASE) IN INTEREST EXPENSE:

Deposits:
  Interest-Bearing Transaction
     Accounts                      52    41       93
  Savings                          16    37       53
  Time                            170   (55)     115

     Total Increase (Decrease)    238    23      261


  Change in Net Interest Income $ 887 $(326)   $ 561

(1) The effect of changes in loan fees is included as an adjustment to the average rate.

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

  For the year ended December 31, 1997, net interest income increased by $369,000, or 6%, over the same period of 1996. This number is a component of total interest income and total interest expense. The $11,259,000 increase in average earning assets in 1997 compared to 1996 contributed significantly to this increase in net interest income.

  As of December 31, 1997, total average earning assets were $105,464,000, an increase of $11,259,000, or 12%, from the 1996 level of $94,205,000. The decrease in net interest margin of 36 basis points in 1997 compared to 1996 offset some of the increase attributable to volume gains.

PROVISION FOR LOAN LOSSES

  The provision for loan losses is based upon management's assessment of the amount that is necessary to maintain the allowance for loan losses at an adequate level based on the Company's judgement as to the inherent risks associated with the loan portfolio. As further described in the "Allowance for Loan Losses" herein, management takes many factors into consideration when determining the provision including loan portfolio growth. Since estimates of the adequacy of the Company's allowance for loan losses are based on foreseeable risks, such judgements are subject to changes based on Management's assessment of risk.

  The provision for loan losses was $556,000 at December 31, 1997 compared to $550,000 for 1996. This represents an increase of $6,000, or 1%, over the prior year. The increase in the provision was due to increases in both average loans and outstanding loan balances in 1997 over 1996 totals, projected loan growth, increases in non-performing loans, and management's ongoing assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).

OTHER INCOME

  Noninterest income consists primarily of service charges on deposit accounts, fees charged for other banking deposit and loan services, and merchant card processing income. Noninterest income increased by $206,000 or 25% between 1997 and 1996. Service charges generated from deposit accounts continued to show growth due to both increases in the number of outstanding accounts and a continued emphasis on assessing service charges and other related fees. Additionally, the Bank's merchant card processing program continued to show gains in 1997 over earnings in 1996.

OTHER EXPENSE

  Total noninterest expense was $5,917,000 in 1997, representing an increase of $818,000, or 16%, over the 1996 total of $5,099,000.

  Net salaries and employee benefit expense was $3,280,000 in 1997, an increase of $558,000, or 20%, over 1996's total of $2,722,000. During the first half of 1997, the Company grew by approximately five full time equivalent employees, two of which were senior officers. However, by year end, full time equivalent employees were reduced by five as compared to 1996. Additionally, salaries increased due to average bank-wide raises of approximately four percent which took place in March 1997.

  Occupancy and furniture, fixtures and equipment expenses increased in 1997 by $48,000, or 5% over 1996 totals. This increase was due primarily to the Bank's branch/headquarters tenant improvements and upgrades in electronic media throughout the Company.

  Professional fees decreased in 1997 by $12,000, or 3%, over 1996 totals. This decrease was due primarily to the reduction in use of outside consultants for both loan related legal reviews and audits and managerial issues.

  The Company decreased its marketing and business development costs by $6,000, or 4%, during 1997 over the same period of 1996. This decrease was primarily due to the reduction in marketing and business development, management curtailed the Bank's marketing costs greatly during the last three quarters of 1997.

  Regulatory fees and related expenses decreased in 1997 by $11,000, or 8%, over the same period of 1996. The decrease was primarily due to changes in the annual Federal Deposit Insurance Corporation assessments.

  Stationery and supply expense for 1997 was $17,000, or 15%, higher than 1996. This increase was due to general growth in the Company and the enhanced marketing oriented materials used within the branches.

  Data processing expenses have shown a steady increase, $18,000, during the two years presented and have been in keeping with the overall growth of the Company. Additionally, the $18,000, or 15%, growth in 1997 over 1996 was also due to enhancements and upgrades made to the Company's personal computers.

  Other noninterest expense increased by $184,000, or 38%, in 1997 over 1996 totals. The increase was due primarily to increase in miscellaneous loan expenses and staff training and development.


INCOME TAXES

  Income tax expense was 41% of pre-tax income for each of the years ending December 31, 1997 and 1996.


EARNING ASSETS

  Total earning assets consist of investment securities, loans, federal funds sold and interest bearing deposits held in other institutions. Total earning assets increased from $102,680,000 at December 31, 1996 to $117,281,000 at December 31, 1997, an increase of $14,601,000, or 14%.

INVESTMENT SECURITIES

  The following table shows the book value, unrealized gains and losses, and fair value composition of the securities portfolio at December 31, 1997 and 1996. At December 31, 1997 there were no issuers of securities for which the aggregate book value of securities of such issuer held by the Company exceeded 10% of the Company's shareholder equity.

                   DECEMBER 31, 1997 - INVESTMENT SECURITIES

                                                    Gross         Gross
                                   Amortized     Unrealized    Unrealized     Fair
                                     Cost           Gains        Losses       Value

Available-For-Sale Securities:
Obligations of States and
 Political Subdivisions              $ 2,521,000   $ 45,000     $  0          $ 2,566,000
Collateralized Mortgage
 Obligations                          14,690,000     15,000      21,000        14,684,000
                                     ------------------------------------------------------
                                     $17,211,000     60,000      21,000        17,250,000
                                     ------------------------------------------------------

Held-to-Maturity:
U.S. Treasury                        $ 1,723,000   $ 62,000                   $ 1,785,000
Obligations of States and
 Political Subdivisions                  100,000                                  100,000
                                     ------------------------------------------------------
                                     $ 1,823,000   $ 62,000                   $ 1,885,000
                                     ------------------------------------------------------

                   December 31, 1996 - Investment Securities

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized     Fair
                                  Cost       Gains       Losses      Value
Held-to-Maturity Securities
U.S. Treasury (HTM)            $1,723,000    $27,000     $0          $1,750,000

  The Company had Federal Reserve and Federal Home Loan Bank Stocks totaling $582,000 at December 31, 1997 and 1996.

  Yields on securities have been calculated by dividing interest income, adjusted for amortization of any premium and accretion of any discount, by the book value of the related securities. The Company's Federal Reserve and Federal Home Loan Bank Stocks have no maturity and a weighted average yield of 6.0%. Investment securities classified as available for sale, which include Collateralized Mortgage Obligations, Tax-Exempt Municipal Bonds are acquired without the intent to hold until maturity. Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheet. The net unrealized gain on securities available for sale as of December 31, 1997 was $23.

  As of December 31, 1996, the Bank did not maintain available for sale securities. In 1997, the Bank began to diversify its portfolio to include mortgage backed securities and municipal bonds. The intention of management is to attempt to increase earnings and improve asset liability management. The Company's general policy is to acquire generally "A" rated or better, insured state and municipal securities. Mortgage backed securities have an average life of five years or less at purchase date.

  The maturities and weighted-average yields of the investment portfolio at December 31, 1997 are shown below:

                                                            After One
                                                            Through                     After
                                    One Year                Five                        Five
                                    Or Less     Yield       Years         Yield         Years          Yield          Total
                                                                        (In 000's)
Available-for-Sale Securities:

Obligations of States and
 Political Subdivisions                                                                 $2,560          6.65%         $ 2,560
Collaterized Mortgage
 Obligations                                                $7,345        5.85%          7,345          5.85%          14,690
                                                          --------------------------------------------------------------------
  Total                                                     $7,345                      $9,905                        $17,250

Held-to-Maturity Securities:

U.S. Treasury                       $994       5.08%        $750          5.75%                                       $ 1,744
Obligations of States and
 Political Subdivisions                                      100                                                          100
                               -------------------------------------------------------------------------------------------------
  Total                             $994                    $850                                                      $ 1,844

LOAN PORTFOLIO

  Total loans, excluding the allowance for loan losses (see Notes 1 and 4 to the Consolidated Financial Statements included herein at Item 7, for further discussion of the allowance for loan losses), remained relatively flat decreasing from $79,695,000 at December 31, 1996 to $79,623,000 at December 31, 1997. The Bank experienced an increase in commercial loans, however, decreases in all other loan categories. Management attributes that lack of growth to elimination of problem loans and early pay off of winery loans.

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

  The Company's primary service area is Napa County and the Carneros growing region of Southern Sonoma County, which is located approximately fifty miles northeast of the San Francisco Bay Area. Napa Valley is a very unique, and rather isolated area that has been able to sustain higher than average real estate market values. Approximately five years ago, given the economic trends and possibility of declining market values, the Company took a more conservative approach on its collateral base and began lowering its loan to value ratios on new loans. Even though the Company's loan portfolio is heavily secured by California real estate, management does not presently foresee any material impact on the Company's operations, given the lower loan to value ratios it adopted.

  As of December 31, 1997, nonperforming loans were $2,922,000, a decrease of $230,000, or 7%, over the December 31, 1996 balance of $3,152,000.
Nonperforming loans at December 31, 1997 represent 3.5% of total average loans compared to 4.0% of total average loans for year end 1996. The decline in nonperforming loans between 1997 and 1996 is in management's view primarily due to the effort of management to improve the credit quality of the loan portfolio.

  In early 1997, the Company's service area was subjected to severe weather conditions that resulted in some flooding. Management believes that this flooding will not have a direct or material impact on either collateral securing part of the existing loan portfolio or future growth.


  At December 31, 1997, the Company's real estate construction portfolio totaled $3,329,000. Real estate loans consisted of single family residences to developers and owner-builders with a history of successfully developing projects in the Company's market area. The loan-to-value ratio on each real estate construction loan required by the Company depends upon the amount of the loan, the nature of the property, whether the property is residential or commercial and whether or not it is owner occupied. For construction loans, the Company's policy is to require that the loan-to-value ratio generally be no more than 70% when the loan is initially made and that the borrower generally has no less than a 50% equity interest in the land. Substantially all of the real estate construction portfolio is secured by real estate located within the Company's service area.

  Conventional real estate loans totaled $4,410,000 at December 31, 1997. The loan-to-value ratio required by the Company on conventional real estate loans depends upon the nature of the property and whether or not it is owner-occupied. For owner-occupied conventional real estate loans, the Company usually requires that the loan-to-value ratio be no more than 80% except when private mortgage insurance is required, whereupon the Company may allow the loan-to-value ratio to rise generally to no more than 85% when the loan is initially made. Generally, non-owner-occupied conventional real estate loans must have loan-to-value ratios not exceeding 70% when the loan is made. The entire real estate mortgage portfolio is generally secured by first or second deeds of trust. Substantially all of the secured property is located within the Company's service area.

  At December 31, 1997, commercial loans totaled $60,880,000. Commercial loans are made primarily to professionals and companies with sales up to $10 million. The Company's lending relationships generally involve companies with sales of no more than $30 million. Substantially all of the commercial loan portfolio is secured, some of which may include real estate collateral. Such loans are not intended as permanent financing of real estate but are made for commercial purposes and are secured by commercial real estate. The Company evaluates such loans based upon the borrower's ability to service the debt through its business operations and does not rely primarily on the value of the real estate collateral for repayment. The remaining portfolio is secured by accounts receivables, inventory, equipment, stock and deposits held by the Company.

  Total consumer loans, including personal lines of credit, were $11,004,000 at December 31, 1997. Included in consumer loans to individuals are home equity lines of credit, totaling $7,509,000, which are secured primarily by second trust deeds on single family residences. The Company requires a debt-to-value ratio of not higher than 75% for most home equity loans when the loan is initially made. The remaining portfolio is collateralized by automobiles, computers and other equipment, and deposits held by the Company. Over 70% of the Company's consumer portfolio is secured.

  The Company had standby letters of credit outstanding of $1,061,000 and $865,000 at December 31, 1997 and December 31, 1996, respectively. In addition, the Company had commitments to fund real estate construction loans, commercial loans and consumer loans of $1,392,315, $14,567,264 and $4,648,866 respectively, at December 31, 1997.

  The Company did not have any loans related to lease financing activities in the loan portfolio at December 31, 1997.

  The following table shows the composition of the Bank's loan portfolio by type of loan or borrower as of December 31, 1997 and 1996:


                                     December 31,
                                   1997       1996
                                     (In 000's)
Commercial                        $60,880   $52,789
Real Estate--Construction           3,329     8,706
Real Estate--Mortgage               4,410     4,918
Installment Loans and Leases        3,495     4,216
Personal Lines of Credit
  and Other                         7,509     9,066

     Total Loans                   79,623    79,695
Less Allowance for
  Loan Losses                      (1,566)   (1,405)

Total Loans, Net                  $78,057   $78,290


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


LOAN CONCENTRATIONS

  At December 31, 1997, approximately $42,886,000, or 54% of the loan portfolio was secured by commercial or residential real estate. Concentrations of the Bank's lending activity in the real estate sector could have the effect of intensifying the impact on the Bank if there are any adverse changes in the real estate market in the Bank's lending area.

  The Bank is located in the Napa Valley and a significant amount of its loans are related to winery and vineyard operations. Loans related to winery and vineyard operations constituted approximately $13,965,000, or 17% of total loans at December 31, 1997, as compared to $10,933,000, or 14% of total loans, at December 31, 1996. A downturn in the wine industry in the Napa Valley or a disruption in wine production, which may result from extreme weather conditions, plant diseases or other natural causes, competition, changes in governmental regulatory or tax policies, or changes in consumer preferences, could have a significant adverse impact on the Company's results of operations and financial condition.

NONPERFORMING ASSETS

  The following table shows the Company's nonperforming assets by category as of December 31, 1997 and 1996:

                                        December 31,
                                       1997      1996
                                        (In 000's)
Nonperforming assets:
Nonaccrual Loans including loans
     past due 90 days               $2,922      $3,152
Other Real Estate Owned                607         328

     Total Nonperforming Assets     $3,529      $3,480


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

  Interest income on nonaccrual loans at December 31, 1997 which would have been recognized during the year if the loans had been current in accordance with their original terms and outstanding during the entire period totaled $165,000 versus $188,000 for the same period in 1996.

  As of December 31, 1997 and 1996, other real estate owned totaled $607,000 and $328,000 respectively, which at December 31, 1997 consisted of two separate properties. It is the Company's policy to write foreclosed property down to the lower of fair market value less estimated selling costs or cost at the time it is reclassified into other real estate owned. Miscellaneous expenses relating to the property are charged to other noninterest expenses as incurred.

  As of the date of this filing, there are no other material loans, other than those included in the table above, where known information concerning possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms such that they may become nonperforming loans.

  The average recorded investment in nonaccrual loans during 1997 and 1996 was $3,372,000 and $2,123,000, respectively. Related interest income recognized on impaired loans during the year ended December 31, 1997 and 1996, under the cash-basis method of accounting, was approximately $90,000 and $44,000, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

  Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company has an allowance for loan losses which is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, historical loan loss experience, the amount of past due and nonperforming loans, comments of third-party loan review consultants, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that as of the date of this report the $1,566,000 allowance, which constitutes 1.97% of total loans at December 31, 1997, was adequate as an allowance against foreseeable losses from the loan portfolio. The allowance was $1,405,000, or 1.76%, of the total loan portfolio at December 31, 1996. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future allowance levels.


  An analysis of the allowance for loan losses for the years ending December 31, 1997 and 1996 follows:

                                                 December 31,
                                               1997       1996
                                                 (In 000's)
Allowance for Loan Losses:
   Balance, Beginning of Year                  $ 1,405   $ 1,325
   Provision Charged to Expense                    556       550
   Loans Charged Off:
     Commercial                                   (331)     (297)
     Personal Lines of Credit and Other            (46)     (177)
     Real Estate Construction                      (30)      (70)

       Total Loans Charged Off                    (407)     (544)

    Recoveries:
     Commercial                                     12        71
     Personal Lines of Credit and Other                        3
       Total Recoveries                             12        74

       Net Loans (Charged Off) Recovered          (395)     (470)

    Balance, End of year                       $ 1,566   $ 1,405

    Average Gross Loans Outstanding
     During Period                             $79,570   $78,861
    Total Gross Loans at End of Year           $79,623   $79,695


Ratios:
   Net Loans Charged Off
     to Average Loans Outstanding     0.50%   0.60%
   Net Loans Charged Off to Total
     Loans at End of Year             0.49%   0.59%
   Allowance for Loan Losses to
     Average Loans                    1.97%   1.78%
   Allowance for Loan Losses to
     Total Loans at End of Year       1.96%   1.76%
   Net Loans Charged Off
     to Allowance for Loan
     Losses at End of Year           25.22%  33.45%
   Net Loans Charged Off
     to Provision for
     Loan Losses                     71.04%  85.45%


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


                              December 31, 1997     December, 31, 1996
                                         Percent                Percent
                                        of Loans               of Loans
                                         in Each                in Each
                                        Category               Category
Balance at End of           Amount of   to Total   Amount of   to Total
Period Applicable to:       Allowance     Loans    Allowance     Loans
                             (000's)                (000's)

Commercial                  $  575        73%      $  920       74%
Real Estate-Construction       321         8          119       10
Real Estate-Mortgage           467        14          162       13
Installment Loans
   and Leases                    9         2            3        0
Personal Lines of
   Credit and Other             44         3           44        3
Unallocated                    150                    157

     Total                  $1,566       100%      $1,405      100%

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

  The following table shows the maturity distribution of the portfolio of loans and leases in thousands as of December 31, 1997 and sets forth the sensitivity to changes in interest rates by comparing total loans with fixed interest rates and total loans with floating or adjustable rates.


                                        After One
                                         Through   After
                              One Year    Five      Five
                              Or Less     Years    Years    Total
                                           (In 000's)
Commercial                     $48,063     $4,205  $1,845  $54,113
Real Estate-Construction         7,579         26       0    7,605
Real Estate-Mortgage            12,414      1,142     211   13,767
Installment Loans & Leases         989      1,668       0    2,657
Personal Lines of Credit &
   Other                         1,165        316       0    1,481

     Total                     $70,210     $7,357  $2,056  $79,623

Loans With Fixed Interest
   Rates                       $   912     $4,532  $2,056  $ 7,500
Loans With Floating
   Interest Rates               69,298      1,699       0   74,247

    Total                      $70,210     $7,357  $2,056  $79,623

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

  At December 31, 1997, the Company's total recorded investment in impaired loans was $2,922,000, of which there is a related allowance for credit losses of $507,000.

  The average recorded investment in the impaired loans during 1997 and 1996 were $3,372,000 and $2,123,000, respectively the related amount of interest income recognized during the period that such loans were impaired recognized under the cash basis method of accounting were $90,000 and $44,000.

  Loans currently classified as special mention, substandard, doubtful or loss do not, in management's view, represent or result from trends or uncertainties which may have a material adverse effect on the entire loan portfolio, liquidity or capital resources.


DEPOSITS

     Deposits represent the principal source of funding. Most of the Bank's deposits are obtained from professionals, small to medium sized businesses, and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market and certificates of deposit.


  The following table reflects average balances and the average rates paid for the major categories of deposits (i.e., those in excess of ten percent of total deposits) for the years ended December 31, 1997 and 1996:

                                                          Year Ended December 31,
                                           1997                                1996
                                         Average           Average           Average         Average
                                         Balance             Rate            Balance         Rate
                                         (000's)                             (000's)
Noninterest-Bearing Demand               $25,748            0.00%            $19,284         0.00%
Interest-Bearing
   Transaction Accounts                   30,546            2.01              27,970         2.01
   Savings Deposits                       12,759            2.28              12,071         2.28
   Time Deposits over 100,000             12,759            5.20               9,987         5.20
   Other Time Deposits                    27,173            5.47              26,613         5.47

Total Deposits                          $108,985            3.67%            $95,925         3.67%

  The following table sets forth, by time remaining to maturity, the domestic time deposits in amounts of $100,000 or more at December 31, 1997:

                                                  Amount
    Maturing In:                                 (000's)
    Three Months or Less                        $ 9,168
    Over Three Through Twelve Months              4,768
    Over Twelve Months                            1,053
                                                -------
       Total                                    $14,989

  Deposits totaled $121,461,000 at December 31, 1997, an increase of $16,044,000, or 15%, from the December 31, 1996 balance of $105,417,000. In
1997, noninterest bearing transaction accounts grew by $7,658,000, or 30%, savings accounts increased by $1,017,000, or 8%, and interest bearing transaction accounts grew $5,240,000, or 18%, over 1996 totals. Time certificates of deposit of $100,000 or more increased by $4,248,000, or 40%, and other time deposits decreased by $2,119.00, or 8% over, during 1996. The overall growth in deposit accounts in 1997 was primarily due to a comprehensive marketing effort on the part of the Bank's staff and management, the introduction of new and enhanced deposit products and increases in deposit officers.

  Non-interest bearing demand deposits were 27% of total deposits at December 31, 1997, as compared to 24% at December 31, 1996. Time certificates of deposit were 33% of total deposits at December 31, 1997, and 36% for the same period of 1996.


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

  At December 31, 1997, the Company's assets repricing in one year exceeded its liabilities repricing in one year by $4,916,000, or 4%, of total assets. This compares to $21,612,000, or 19% of total assets in 1996. The excess of assets repricing over liabilities repricing means that if interest rates decline, the Company's return on assets would be expected to decline more quickly than its cost of funds, thereby reducing the Company's net interest margin. However, as interest rates increase, the Company's return on assets would be expected to increase more quickly than its cost of funds.

  The following table represents the interest rate sensitivity profile of the Company's consolidated assets, liabilities and shareholders' equity as of December 31, 1997. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs. Assumptions used in constructing the table include the following: The loans that are in the "Interest Rate Sensitivity Over One Year But Within 5 Years" and "Nonrate Sensitive or Over 5 Years" columns are all fixed-rate loans and therefore mature in those time frames. The Bank's certificates of deposits are substantially all fixed-rate, therefore they are in the columns which represent the time frames in which they mature. All other interest-bearing accounts reprice overnight and are therefore in the "Interest Rate Sensitivity 0-90 Days" column. Included in noninterest bearing liabilities is $33,386,000 in demand deposit accounts.


                                               Interest Rate Sensitivity         Non-Rate
                                               0-90     91-180  Over 1 Year     Sensitive
                                               Days      Days   But Within       Or Over
                                             (0-3 mo) (3-12 mo)    5 Yrs          5 Yrs              Total
ASSETS
Time deposits-other
  financial
  institutions                               $ 1,485    $  297      $          $                     $ 1,782
Federal funds sold                            16,221                                                  16,221
Investments                                      994                 8,195       10,486               19,675
Loans                                         54,617    15,914       7,183        1,909               79,623
Noninterest-earning
  assets net of loan
  loss reserve                                                                   13,518               13,518

TOTAL ASSETS                                 $73,317   $16,211     $15,378     $ 25,913             $130,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Time deposits over
  $100,000                                   $ 9,168   $ 4,768     $ 1,054     $                     $14,990
All other interest-
  bearing deposits                            58,257    12,738       2,062           35               73,092
Total interest-bearing
  deposits                                    67,425    17,506       3,116                            88,082
Noninterest-bearing
  liabilities                                                                    34,150               34,150

Shareholders' equity                                                              8,587                8,587
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $67,425   $17,506     $ 3,116     $ 42,772             $130,819

INTEREST RATE SENSITIVITY
  GAP (1)                                    $ 5,892   $(1,285)    $12,262     $(16,859)

CUMULATIVE INTEREST RATE
SENSITIVITY GAP                              $ 5,892   $ 4,607     $26,219     $  9,360

--------------------
1     Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate liabilities within the above time frames.

LIQUIDITY

  Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan funding and deposit withdrawals. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan demand, capital expenditures, and prevailing and anticipated economic conditions. As shown in the Consolidated Statements of Cash Flows ("Statement") for the years ended December 31, 1997 and 1996, the Company's usual and primary source of funds has been customer deposits and cash flow generated from operating activities. While the usual and primary sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as those from other sources, will depend on future economic and other market conditions.

  In 1997, the Statement shows that operations and financing activities were sources of net cash inflows ($1,579,000 and $15,891,000, respectively) for the year. These sources were significant enough to increase the overall ending cash and cash equivalents from $24,479,000 at December 31, 1996 to $26,147,000 at December 31, 1997, an increase of $1,668,000.

  In 1996, the Statement shows that operations and financing activities were also sources of net cash inflows ($510,000 and $8,287,000, respectively) for the year. These sources increased ending cash and cash equivalents by $2,593,000, taking the total from $21,886,000 at December 31, 1995 to $24,479,000 at the end of 1996.

  Liquidity is measure by various ratios, the most common being the liquidity ratio of cash less reserves, time deposits with other financial institutions, federal funds sold, and unpledged investment securities compared to total deposits. This ratio was 37% at December 31, 1997 and 26% at December 31, 1996.

     The Company liquidity is maintained by cash flows stemming primarily from dividends from the bank. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 12 of the Notes to Consolidated Financial Statements. The Parent Company financial statements are presented in Note 17 of the Notes to Consolidated Financial Statements.

CAPITAL ADEQUACY

  The Federal Reserve Bank and the Comptroller of the Currency have specified guidelines for the purpose of evaluating the capital adequacy of bank holding companies and banks. The table below summarizes the current requirements for 1997 and the Company's and the Bank's compliance therewith.

                                  Minimum    Tier 1 Risk    Total Risk
                                  Leverage  Based Capital  Based Capital
                                    Ratio       Ratio          Ratio
Regulatory Requirements
for 1996                           4.00%        4.00%           8.00%

Consolidated Company Ratio
at December 31, 1997               6.89%        9.77%          11.03%

Bank Ratio at
December 31, 1997                  6.86%        9.74%          10.99%

  The capital levels of both the Bank and the Company at December 31, 1997 currently exceed the regulatory requirements for a "well capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums in the foreseeable future. Therefore, the Company and the Bank have adequate capital in order to expand in the foreseeable future, either through loan generation or other means of expansion.

  As of the date of this report, management is not aware of any trends, events or uncertainties that will have, or are reasonable likely to have a material effect on the Company's liquidity, capital resources, or results of operations. Additionally, the Company is subject to no current recommendations by any regulatory authorities which, if implemented, would have such an effect.


EFFECTS OF INFLATION

  The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist largely of monetary items. The most direct effect of inflation is higher interest rates. However, the Bank's earnings are affected by the spread between the yield on earning assets and rates paid on interest-bearing liabilities rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as adjustments in staff expense and occupancy expense, based upon consumer price indices. In the opinion of management, inflation has not had a material effect on the consolidated results of operations for the last two years.

SELECTED FINANCIAL RATIOS

  The following table sets forth certain financial ratios for the periods indicated (averages are computed using daily figures):

                                       Year Ended December 31,
                                          1997         1996
Net income to:
   Average earning assets                    0.94%        0.94%
   Average total assets                      0.87         0.87
   Average shareholders' equity             11.61        11.61

Average shareholders' equity to:
   Average total assets                      7.46%        7.46%
   Average net loans                        10.08        10.08
   Average total deposits                    8.10         8.10

Average earning assets to:
   Average total assets                     92.15%       92.15%
   Average total deposits                  100.08       100.08

Percent of average total deposits:
   Average net loans                        80.33%       80.33%
   Average noninterest-bearing
      deposits                              20.10        20.10
   Average savings and other
      time deposits                         50.74        50.74

Total interest expense to:
 Total gross interest income                  30.68%          30.68%

Dividend Pay-out Ratio                        41.82%          41.82%

Item 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Consolidated Balance Sheets as of December 31, 1997 and 1996, and Consolidated Statements of Income, Statements of Shareholders' Equity and Statements of Cash Flows for each of the two years in the period ended December 31, 1997 are set forth below:


(a)  1.  Financial Statements.

    Independent Auditors' Report

    Consolidated Financial Statements of
    Napa National Bancorp and Subsidiaries:

    -   Consolidated Balance Sheets as of
        December 31, 1997 and 1996

    -   Consolidated Statements of Income
        for the Years Ended December 31,
        1997 and 1996

    -   Consolidated Statements of
        Shareholders' Equity for the Years
        Ended December 31, 1997 and 1996

    -   Consolidated Statements of Cash
        Flows for the Years Ended
        December 31, 1997 and 1996

    -   Notes to Consolidated Financial
        Statements

                        Report of Independent Auditors

To the Shareholders and Board of Directors of Napa National Bancorp

We have audited the accompanying consolidated balance sheets of Napa National Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Napa National Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napa National Bancorp and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                              Ernst & Young LLP

January 30, 1998

                     Napa National Bancorp and Subsidiaries

                           Consolidated Balance Sheets

                                                                                   December 31
                                                                             1997              1996
                                                                        ---------------- -----------------
                                                                             (Dollars In Thousands)
ASSETS
Cash and due from banks                                                   $     9,926      $     7,929
Federal funds sold                                                             16,221           16,550
Interest-bearing time deposits - other financial institutions                   1,782            4,158
Securities held to maturity (market value: 1997 - $2,467;
   1996 - $2,304)                                                               2,405            2,277
Securities available for sale (cost: 1997 - $17,211)                           17,250                -
Loans:
    Commercial                                                                 60,880           52,789
    Real estate construction                                                    3,329            8,706
    Real estate mortgage                                                        4,410            4,918
    Installment                                                                 3,495            4,216
    Personal lines of credit and other                                          7,509            9,066
                                                                        ---------------- -----------------
Total loans                                                                    79,623           79,695
Less allowance for loan losses                                                 (1,566)          (1,405)
                                                                        ---------------- -----------------
Loans - net                                                                    78,057           78,290
                                                                        ---------------- -----------------
Premises and equipment, net                                                     2,612            2,519
Accrued interest receivable                                                       934              647
Other assets                                                                    1,632            1,457
                                                                        ================ =================
Total assets                                                              $   130,819      $   113,827
                                                                        ================ =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits:
      Noninterest-bearing demand                                         $     33,386      $    25,728
      Interest-bearing:
        Savings                                                                12,982           11,965
        Transaction                                                            34,557           29,317
        Time, $100 and over                                                    14,990           10,742
        Other time                                                             25,546           27,665
                                                                        ---------------- -----------------
    Total deposits                                                            121,461          105,417
Accrued interest payable                                                          353              378
Other liabilities                                                                 418               61
                                                                        ---------------- -----------------
Total liabilities                                                             122,232          105,856
                                                                        ---------------- -----------------
Shareholders' equity:
    Preferred stock, no par value:  authorized,
     1,000,000 shares, no shares outstanding                                        -                -
    Common stock, no par value:  authorized,
     20,000,000 shares, issued and outstanding - 783,500 shares in              7,147            6,915
     1997 and 754,500 in 1996
Retained earnings                                                               1,417            1,056
Net unrealized gain on available for sale securities, net of taxes                 23                -
                                                                        ---------------- -----------------
Total shareholders' equity                                                      8,587            7,971
                                                                        ================ =================
Total liabilities and shareholders' equity                               $    130,819      $   113,827
                                                                        ================ =================

See accompanying notes.

                     Napa National Bancorp and Subsidiaries

                        Consolidated Statements of Income


                                                                            Years ended December 31
                                                                            1997               1996
                                                                      ------------------ ------------------
                                                                          (Dollars In Thousands Except
                                                                          Earnings Per Share Amounts)
Interest income:
   Loans (including fees)                                               $       8,419      $       8,277
   Federal funds sold                                                             916                547
   Time deposits with other financial institutions                                209                230
   Investment securities and Federal Reserve Bank stock                           259                119
                                                                      ------------------ ------------------
Total interest income                                                           9,803              9,173
                                                                      ------------------ ------------------

Interest expense:
   Deposits:
     Savings                                                                      328                275
     Transaction                                                                  656                563
     Time, $100 and over                                                          655                519
     Other time                                                                 1,436              1,457
                                                                      ------------------ ------------------
Total interest expense                                                          3,075              2,814
                                                                      ------------------ ------------------

Net interest income                                                             6,728              6,359
Provision for loan losses                                                         556                550
                                                                      ------------------ ------------------
Net interest income after provision for loan losses                             6,172              5,809
                                                                      ------------------ ------------------

Noninterest income:
   Service charges on deposit accounts                                            597                509
   Other customer fees and charges                                                231                207
   Other                                                                          184                 90
                                                                      ------------------ ------------------
Total noninterest income                                                        1,012                806

Noninterest expense:
   Salaries and employee benefits                                               3,280              2,722
   Occupancy                                                                      468                453
   Professional fees                                                              437                449
   Equipment                                                                      469                436
   Marketing and business development                                             164                170
   Regulatory fees and related expenses                                           149                138
   Stationery and supplies                                                        133                116
   Data processing                                                                142                124
   Other                                                                          675                491
                                                                      ------------------ ------------------
Total noninterest expense                                                       5,917              5,099
                                                                      ------------------ ------------------

Income before provision for income taxes                                        1,267              1,516
Income taxes                                                                      521                614
                                                                      ================== ==================
Net income                                                              $         746      $         902
                                                                      ================== ==================


Earnings per common share                                               $           .97    $       1.20
                                                                      ================== ==================
Earnings per common share - Assuming Dilution                           $           .91    $       1.13
                                                                      ================== ==================

See accompanying notes.

                     Napa National Bancorp and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                     Years ended December 31, 1997 and 1996
                            (Dollars in Thousands)

                                                                            Retained         Unrealized
                                        Number of                           Earnings           Gain on
                                         Shares            Common         (Accumulated     Available-for-
                                       Outstanding         Stock            Deficit)       Sale Securities         Total
                                     ---------------- ----------------- ----------------- ------------------ ------------------
Balance, December 31, 1995                   754,500    $       6,915     $        532    $             -      $       7,447

   Cash dividends paid
     ($.50 per share)                              -                -             (378)                 -               (378)
   Net income                                      -                -              902                  -                902
                                     ---------------- ----------------- ----------------- ------------------ ------------------
Balance, December 31, 1996                   754,500            6,915            1,056                  -              7,971
   Cash dividends paid
      ($.50 per share)                             -                -             (385)                 -               (385)
   Stock Options Exercised                    29,000              232                -                  -                232
   Valuation adjustments, net of
   tax                                             -                -                -                 23                 23
   Net income                                      -                -              746                  -                746
                                     ================ ================= ================= ================== ==================
Balance, December 31, 1997                   783,500    $       7,147     $      1,417    $            23      $       8,587
                                     ================ ================= ================= ================== ==================


See accompanying notes.

                     Napa National Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                            Years ended December 31
                                                                            1997               1996
                                                                      ------------------ ------------------
Operating activities
Net income                                                              $        746       $        902
Reconciliation of net income to net cash
   provided by operating activities:
     Depreciation and amortization on premises
       and equipment                                                             460                437
     Amortization of deferred loan fees and premiums on investment
       securities                                                               (350)              (376)
     Provision for loan losses                                                   556                550
     Deferred income taxes                                                       (32)               (31)
     (Gain) on sale of other real estate                                         (21)                 -
     (Increase) decrease in accrued interest receivable                         (287)                19
     Decrease (increase)  in other assets                                        175               (778)
     Increase(decrease) in accrued interest payable and other
       liabilities                                                               332               (213)
                                                                      ------------------ ------------------
Net cash provided by operating activities                                      1,579                510

Investing activities
Loan originations, net of repayments                                             (72)            (5,090)
Net decrease (increase) ininterest-bearing time deposits with other
   financial institutions                                                      2,376                198
Activity in securities held to maturity:
   Purchases                                                                  (1,797)            (2,696)
   Maturities                                                                  1,697              2,207
Activity in securities available for sale:
   Purchases                                                                 (17,555)                 -
Purchase of FRB and FHLB stock                                                   (28)              (356)
Proceeds from sales of other real estate owned                                   130                  -
Proceeds from sale of premises and equipment                                       2                  -
Purchase of premises and equipment                                              (555)              (467)
                                                                      ------------------ ------------------
Net cash used by investing activities                                        (15,802)            (6,204)

Financing activities
Net increase in deposits                                                      16,044              8,665
Proceeds from exercise of stock options                                          232                  -
Cash dividends paid to shareholders                                             (385)              (378)
                                                                      ------------------ ------------------
Net cash provided by financing activities                                     15,891              8,287

Increase (decrease) in cash and cash equivalents                               1,668              2,593
Cash and cash equivalents, beginning of year                                  24,479             21,886
                                                                      ================== ==================
Cash and cash equivalents, end of year                                  $     26,147       $     24,479
                                                                      ================== ==================

Supplemental cash flow information:
   Interest paid                                                        $      3,099       $      2,965
                                                                      ================== ==================
   Income taxes paid (net of refunds received)                          $        230       $      1,020
                                                                      ================== ==================

See accompanying notes.

                     Napa National Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997

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

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The consolidated financial statements of Napa National Bancorp and subsidiaries (the "Company") are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. All material intercompany transactions and accounts have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds sold are sold for one business day.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY INVESTMENT SECURITIES

The Company's securities portfolios include U.S. Treasury securities, municipal securities, mortgage-backed securities, Federal Reserve Stock and Federal Home Loan Bank Stock.

Held-to-maturity securities are those securities which management has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretions of discounts to maturity using methods approximating the interest method. Securities that the Company may not hold to maturity are classified as available-for-sale securities. These securities are reported at their fair values, with unrealized gains and losses included on a net-of-tax basis as a separate component of stockholders' equity. Dividend and interest income, including amortization of premiums and accretion of discounts are included in interest income.

                     Napa National Bancorp and Subsidiaries

                             (Dollars in Thousands)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS

Loans are stated at the principal amount outstanding and net of any deferred loan origination fees or costs. Interest income on loans is accrued daily on a simple interest basis. The Bank places an asset on nonaccrual status when any installment of principle or interest is 90 days past due, unless well secured and in the process of collection, or when management determines that ultimate collection of principal or interest on a loan is unlikely. When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the collection of principal is considered by management as probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company evaluates a non homogeneous loan for impairment when it is placed on nonaccrual status and all or a portion is internally risk rated as substandard or doubtful. The Company has defined one to four family loans and consumer loans as homogeneous loans. All homogeneous loans that are 90 days or more delinquent or are in foreclosure are automatically placed on nonperforming status.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses which is charged to expense. Losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is maintained at an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of their collectibility and the Bank's

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES (CONTINUED)

prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to repay.

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

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" and related interpretations, and provides pro forma net income, pro forma earnings per share and stock-based compensation plan disclosures set forth in of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

NET INCOME PER COMMON SHARE

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128, established standards for computing and presenting earnings per share. Under the new requirements, the Company is required to change the method previously used to compute earnings per share and to restate all prior periods presented. The new requirements eliminate primary earnings per share and earnings per common share, assuming full dilution, and requires the presentation of earnings per common share and earnings per common share, assuming dilution. As a result, under the new requirements, earnings per common share excludes any dilutive effects of outstanding stock options. Earnings per common share, assuming dilution, is based on the average market price of the Company's common stock for the period.

RECLASSIFICATION

Certain amounts in prior periods have been reclassified in conform to the 1997 presentation.

2. CASH AND DUE FROM BANKS

The Bank is required to maintain reserves with the Federal Reserve Bank. The average reserves required for 1997 and 1996 were $1,131 and $952, respectively.

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


3. AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The following is a summary of available-for-sale and held-to-maturity investment securities:

                                                     AVAILABLE-FOR-SALE SECURITIES
                                       Amortized        Unrealized        Unrealized           Fair
                                          Cost             Gains            Losses            Value
                                    ----------------- ---------------- ----------------- -----------------
DECEMBER 31, 1997
Obligations of States and
   Political Subdivisions             $      2,521      $         45     $          -      $      2,566
Collateralized Mortgage
   Obligations                              14,690                15              (21)           14,684
                                    ================= ================ ================= =================
Total                                 $     17,211      $         60     $        (21)     $     17,250
                                    ================= ================ ================= =================


                                                         HELD-TO-MATURITY SECURITIES
                                       Amortized        Unrealized        Unrealized           Fair
                                          Cost             Gains            Losses            Value
                                    ----------------- ---------------- ----------------- -----------------
DECEMBER 31, 1997
Securities of U.S. Government
   agencies                           $      1,723      $         62     $          -      $      1,785
Obligations of States and
   Political Subdivisions                      100                 -                -               100
Federal Home Loan Bank                         346                 -                -               346
Federal Reserve Bank stock                     236                 -                -               236
                                    ================= ================ ================= =================
Total                                 $      2,405      $         62     $          -      $      2,467
                                    ================= ================ ================= =================

DECEMBER 31, 1996
Securities of U.S. Government
   agencies                           $      1,723      $         27     $          -      $      1,750
Federal Reserve Bank stock                     232                 -                -               232
Federal Home Loan Bank stock                   322                 -                -               322
                                    ================= ================ ================= =================
Total                                 $      2,277      $         27     $          -      $      2,304
                                    ================= ================ ================= =================


                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)



3. AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES (CONTINUED)

Total securities pledged under state regulation to secure deposits amounted to $1,723 and $1,723 at December 31, 1997 and 1996, respectively.

The maturities of securities of U.S. Government agencies at December 31, 1997 are due within one year.

There were no sales of investment securities in 1997 and 1996.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are presented net of unearned income of $319 and $374 at December 31, 1997 and 1996, respectively. Nonaccrual loans past due 90 days or more as of December 31, 1997 and 1996, were approximately $2,922 and $3,152 respectively. The effect on interest income had these loans been performing in accordance with contractual terms as of December 31, 1997 and 1996 would have approximated $165 and $188, respectively.

At December 31, 1997, the Company had approximately $2,922 of loans considered to be impaired. These loans were evaluated for impairment primarily using the collateral method and required an allowance for credit losses of $507. Average impaired loans for the years ended December 31, 1997 and 1996 amounted to approximately $3,372 and $2,123, respectively. Related interest income recognized on impaired loans during the years ended December 31, 1997 and 1996 was approximately $90 and $44, respectively.

The activity in the allowance for loan losses for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                                            1997               1996
                                                                      ------------------ ------------------
Balance, beginning of year                                              $      1,405       $      1,325
   Provision for loan losses                                                     556                550
   Loans charged off                                                            (407)              (544)
   Recoveries                                                                     12                 74
                                                                      ================== ==================
Balance, end of year                                                    $      1,566       $      1,405
                                                                      ================== ==================


                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)



4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

At December 31, 1997 and 1996, the Bank was servicing loans for the Federal Home Loan Mortgage Corporation with unpaid principal balances of $20,303 and $23,020, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and conducting foreclosures proceedings. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Income from loan servicing amounted to $60 and $62 for the years ended December 31, 1997 and 1996, respectively.

5. PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 1997 and 1996 consisted of the following:

                                                                             1997              1996
                                                                       ----------------- -----------------
Equipment                                                                $      2,096      $      1,674
Bank premises                                                                     941               941
Furniture and fixtures                                                            590               576
Leasehold improvements                                                          1,256             1,155
Automobiles                                                                        41                39
                                                                       ----------------- -----------------
Total                                                                           4,924             4,385

Less accumulated depreciation and amortization                                 (2,312)           (1,866)
                                                                       ================= =================
Total                                                                    $      2,612      $      2,519
                                                                       ================= =================

Depreciation and amortization of $460 and $437 was charged to expense for the years ended December 31, 1997 and 1996, respectively.

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)

6. DEPOSITS

The aggregate amount of time deposit accounts exceeding $100,000 was $14,990 and $10,742 at December 31, 1997 and 1996, respectively.

At December 31, 1997, the scheduled Maturities for all time deposits is as follows:

        1998                                                                               $     37,421
        1999                                                                                      2,887
        2000                                                                                        228
                                                                                         =================
                                                                                           $     40,536
                                                                                         =================

7. INCOME TAXES

The provision for income taxes for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                                            1997               1996
                                                                      ------------------ ------------------
Current:
   Federal                                                              $        414       $        471
   State                                                                         139                174
                                                                      ------------------ ------------------
Total                                                                            553                645
                                                                      ------------------ ------------------

Deferred:
   Federal                                                                       (25)               (26)
   State                                                                          (7)                (5)
                                                                      ------------------ ------------------
Total deferred                                                                   (32)               (31)
                                                                      ------------------ ------------------

Provision for income taxes                                              $        521       $        614
                                                                      ================== ==================



                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


7. INCOME TAXES (CONTINUED)

The temporary differences and tax carryforwards which created deferred tax assets and liabilities are detailed below:

                                                                                  DECEMBER 31
                                                                            1997               1996
                                                                      ------------------ ------------------
Deferred tax assets:
   Reserves not currently deductible                                    $        826       $        773
   Deferred loan fees                                                             31                 36
   Other                                                                           -                 14
                                                                      ------------------ ------------------
Gross deferred tax assets                                                        857                823
Valuation allowance                                                             (170)              (170)
                                                                      ------------------ ------------------
Deferred tax assets                                                              687                653
                                                                      ------------------ ------------------
Deferred tax liabilities:
   Tax over book depreciation                                                     (3)               (13)
   State Taxes                                                                    (7)               (10)
   Other                                                                         (15)                 -
                                                                      ------------------ ------------------
Gross deferred tax liabilities                                                   (25)               (23)
                                                                      ================== ==================
Net deferred tax asset included in other assets                         $        662       $        630
                                                                      ================== ==================

Deferred tax assets are recognized to the extent that their realization is considered to be more likely than not. As of December 31, 1997 and 1996, the Bank was unable to conclude that the realization of the Company's deferred tax assets were more likely than not to be realized. Accordingly, a valuation allowance has been reflected at December 31, 1997 and 1996 to reduce the Bank's deferred tax assets to the amount likely to be realized.

The difference between the statutory federal income tax rate and the Company's effective tax rate, expressed as a percentage of income before income taxes, is as follows:

                                                                            1997               1996
                                                                      ------------------ ------------------
Federal statutory income tax rate                                            34%                34%
State franchise tax, net of federal income tax effect                         7                  7
                                                                      ================== ==================
Effective income tax rate                                                    41%                41%
                                                                      ================== ==================

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


8. TRANSACTIONS WITH RELATED PARTIES

The Company has had, and expects to have in the future, banking transactions, primarily loans, in the ordinary course of business with directors, executive officers and their associates. In accordance with Company policy, loans to related parties are granted on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and do not involve more than the normal risk of collectibility. Loans to related parties for the years ended December 31, 1997 and 1996, are as follows:

                                                    1997              1996
                                             ----------------- -----------------
Balance at beginning of year                   $      1,879      $        937
   Additions                                          2,852             2,770
   Payments                                          (3,699)           (1,739)
   Other                                                                  (89)
                                             ================= =================
Balance at end of year                         $      1,032      $      1,879
                                             ================= =================

The Company also had commitments to extend credit to related parties of $146 at December 31, 1997. Other activity in the table above represents loans to directors or officers who left the Company during the year and are, therefore, not considered related parties for purposes of this disclosure. At December 31, 1997 and 1996, an affiliated company of a member of the Board of Directors had $3,137 and $779 (2.6% and 0.7% of total deposits), respectively, deposited with the Company. These deposits were on the same terms as those prevailing at the same time for comparable transactions with others.

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

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)



9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and written standby letters of credit is represented by the contractual notional amount of these instruments.

At December 31, 1997, financial instruments whose contract or notional amounts represent credit risk were as follows:

                                                    1997              1996
                                             ----------------- -----------------
Commitments to extend credit                   $     16,647      $     20,467
Standby letters of credit                             1,061               865
                                             ================= =================
                                               $     17,708      $     21,332
                                             ================= =================

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customer. At December 31, 1997, all standby letters of credit were secured by normal business assets in accordance with the Company's standard lending practices.

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)



10. CONCENTRATION OF CREDIT RISK

The Company grants residential, commercial, construction, agricultural and consumer loans to customers principally located in Napa County, California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions of the wine industry. At December 31, 1997, the Company's loans to companies in the wine industry were $13,971 with commitments to lend an additional $5,375. The Company requires that loan customers meet the collateral requirements described in Note 9 for commitments to extend credit.

As of December 31, 1997 and 1996, the Company's real estate loans were collateralized primarily with real estate located in the Napa Valley area. As such, the ultimate collectibility of a substantial portion of the Company's loan portfolio is influenced by the overall condition of the Northern California real estate market.

11. COMMITMENTS AND CONTINGENCIES

The Company and the Bank lease a portion of their banking and office facilities under noncancelable operating leases. Total minimum future rental payments under these operating leases at December 31, 1997, are as follows:

      1998                                                       $        180
      1999                                                                129
                                                                =================
      Total                                                      $        309
                                                                =================

Rental expense was $180 and $194 for the years ended December 31, 1997 and 1996, respectively.

The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate resolution of these actions will not have a material effect on the consolidated financial statements.

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)



12. RESTRICTIONS ON RETAINED EARNINGS

Under the U.S. National Bank Act and other federal laws, the Bank is subject to prohibitions on the payment of dividends in certain circumstances and to restrictions on the amount that it can pay without prior approval of the Office of the Comptroller of the Currency. Without the Comptroller's approval, dividends for a given year cannot exceed the Bank's retained net income for that year and retained net profits from the preceding two years. In addition, dividends may not be paid in excess of the Bank's undivided profits, subject to other applicable provisions of law. Based upon these restrictions, the Bank could have declared dividends for 1997 of $2,542 without prior regulatory approval.

13. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


13. REGULATORY MATTERS (CONTINUED)

The Bank's actual capital amounts and ratios are as follows:

                                                             DECEMBER 31, 1997
                                                                                        MINIMUM
                                                               MINIMUM             WELL-CAPITALIZED
                                       ACTUAL                REQUIREMENT              REQUIREMENT
                               ------------------------ ----------------------- ------------------------
                                CAPITAL       RATIO      CAPITAL      RATIO      CAPITAL       RATIO
                               ----------- ------------ ----------- ----------- ----------- ------------
NAPA NATIONAL BANCORP:
   Leverage                    $  8,587      6.89%      $  4,987       4.00%    $   6,235      5.00%
   Tier 1 risk-based              8,587      9.77          3,514       4.00         5,272      6.00
   Total risk-based               9,691     11.03          7,029       8.00         8,786     10.00

NAPA NATIONAL BANK:
   Leverage                       8,552      6.86          4,987       4.00         6,235      5.00
   Tier 1 risk-based              8,552      9.74          3,512       4.00         5,271      6.00
   Total risk-based               9,656     10.99          7,029       8.00         8,786     10.00

                                                           DECEMBER 31, 1996
                                                                                        MINIMUM
                                                               MINIMUM             WELL-CAPITALIZED
                                       ACTUAL                REQUIREMENT              REQUIREMENT
                               ------------------------ ----------------------- ------------------------
                                CAPITAL       RATIO      CAPITAL      RATIO      CAPITAL       RATIO
                               ----------- ------------ ----------- ----------- ----------- ------------
NAPA NATIONAL BANCORP:
   Leverage                    $  7,971      7.21%      $  4,423       4.00%    $   5,528      5.00%
   Tier 1 risk-based              7,971      9.34          3,413       4.00         5,121      6.00
   Total risk-based               9,376     10.99          6,825       8.00         8,531     10.00

NAPA NATIONAL BANK:
   Leverage                       7,862      7.11          4,423       4.00         5,529      5.00
   Tier 1 risk-based              7,862      9.22          3,411       4.00         5,115      6.00
   Total risk-based               8,932     10.47          6,822       8.00         8,531     10.00


                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)



14. STOCK OPTION PLAN AND STOCK OWNERSHIP PLAN

The Company has a stock option plan that provides for issuance of incentive stock options (ISO) to certain officers and nonstatutory stock options to certain members of the Company's Board of Directors to purchase up to 250,000 shares of common stock. Each option entitles the holder to purchase one share of common stock. Outstanding options that expire at various dates through 2007 have been granted at a price of $8.00 to $15.50. This price approximates the market value of the stock at the dates the options were granted. The right to exercise options vests either immediately or at various rates in each year of future service. There were 83,300 options available for grant at December 31, 1997. Option information is summarized below:

                                                     PRICE               NONSTATUTORY NUMBER OF OPTIONS
                                                                     ---------------------------------------
                                                   PER SHARE                1997                1996
                                               ------------------    ------------------- -------------------
Shares under option at beginning of year
                                                $8.00 - $15.35              120,000             110,000
Options exercised                                    $8.00                  (21,500)                  -
Options granted                                 $8.00 - $15.35                    -              10,000
                                                                     ------------------- -------------------
Shares under option at end of year              $8.00 - $15.35               98,500             120,000
                                                                     =================== ===================

Shares under option exercisable
   at end of year                               $8.00 - $15.35               91,000             102,500
                                                                     =================== ===================

                                                     Price                   ISO Number of Options
                                                                     ---------------------------------------
                                                   Per Share                1997                1996
                                               ------------------    ------------------- -------------------
Shares under option at beginning of year
                                                 $8.00-$15.35                44,800              34,800
Options exercised                                    $8.00                   (7,500)                  -
Options granted                                 $15.35 - $15.50              13,000              11,000
Options canceled                                 $8.00-$10.00                (9,100)             (1,000)
                                                                     ------------------- -------------------
Shares under option at end of year              $8.00 - $15.50               41,200              44,800
                                                                     =================== ===================

Shares under option exercisable
   at end of year                               $8.00 - $15.35               19,000              32,400
                                                                     =================== ===================


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

                                                     1997             1996
                                              ----------------- ---------------
Net income applicable to common stock            $        727      $        866
Net income per common share                      $       0.84      $       0.97

Fair values of the options were estimated at the date of grant using the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 1997 and 1996, respectively: risk-free weighted average interest rates of 5.83% and 6.52%; dividend yield of 0.67% and 0.16%; expected volatility of 1.0% and 5.0%; and expected option life for both 1997 and 1996 grants of 8.5 years.

The weighted average grant date fair values of the options granted during 1997 and 1996 were $6.35 and $6.57 per share, respectively. The exercise price of each option approximates the market price of the Company's common stock on the date of grant. Expiration dates range from September 16, 1998 to December 16, 2007 for options outstanding at December 31, 1997.

The Company also has an Employee Stock Ownership Trust (the "ESOT"), in which all employees of the Company are eligible to participate. The ESOT is a defined-contribution plan which invests in the common stock of the Company. A portion of these contributions is matched by the Company. The Company's matching contributions to the ESOT were $91 and $74 for the years ended December 31, 1997 and 1996, respectively.

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


15. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the following:

                                                      1997             1996
                                                ----------------- --------------
Numerator:
  Net Income                                      $        746      $        902
Denominator:
  Average Number of common shares outstanding          769,458           754,500
  Effect of dilutive securities:
    Employee Stock options                              48,773            42,472
                                                ----------------- --------------
  Denominator for diluted earnings per share           818,231           796,972

Earnings Per Common Share                         $        .97    $         1.20
                                                ================= ==============
Earnings Per Common Share - Assuming Dilution     $        .91    $         1.13
                                                ================= ==============


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, these estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the market assumptions or estimation techniques could significantly affect the fair value estimates. Because of the limitations, the aggregate fair value amounts presented below are not necessarily indicative of the amounts that could be realized in a current market exchange.

The carrying amounts and the estimated fair values of the Company financial instruments at December 31, 1997 are as follows:

                                                   Carrying         Estimated
                                                    Amount          Fair Value
                                                 ------------      ------------
ASSETS
Cash and cash equivalents (a)                    $     26,147      $     26,147
Interest-bearing time deposits - other
  financial institutions (b)
                                                        1,782             1,782
Securities held-to-maturity (c)                         2,405             2,467
Securities available-for-sale (d)                      17,250            17,250
Loans - net (e)                                        78,057            79,832

LIABILITIES
Deposits (f)                                          121,461           121,538

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                        CARRYING         ESTIMATED
                                                                         AMOUNT          FAIR VALUE
                                                                    ----------------- ---------------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (G)
Commitments to extend credit                                                16,647            16,647
Commercial letters of credit                                                 1,061             1,061

The carrying amounts and the estimated fair values of the Company financial instruments at December 31, 1996 are as follows:

                                                                         CARRYING         ESTIMATED
                                                                          AMOUNT         FAIR VALUE
                                                                      ---------------- --------------
ASSETS
Cash and cash equivalents (a)                                           $   24,479       $    24,479
Interest-bearing time deposits - other financial institutions (b)            4,158             4,158
Securities held-to-maturity (c)                                              2,304             2,304
Loans - net (e)                                                             78,290            78,253

LIABILITIES
Deposits (f)                                                               105,417           112,560

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (G)
Commitments to extend credit                                                20,467            20,467
Commercial letters of credit                                                   865               865



(a) Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

(b) Interest-bearing time deposits - other financial institutions: The carrying value is a reasonable estimate of fair value.

(c) Securities held-to-maturity: Fair values of investment securities are based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)



16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

(d) Securities available-for-sale: Fair value amounts were based on quoted market prices, and are carried at their aggregate fair value.

(e) Loans - net: Fair values for certain commercial construction, revolving consumer credit and other loans were estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and maturities. Certain adjustable rate loans and leases have been valued at their carrying values, adjusted for credit quality, if no significant changes in credit standing have occurred since origination and the interest rate adjustment characteristics of the loan or lease effectively adjust the interest rate to maintain a market rate of return.

(f) Deposits: The fair value of noninterest-bearing, adjustable rate deposits and deposits without fixed maturity dates is the amount payable upon demand at the reporting date. The fair value of fixed-rate interest-bearing deposits with fixed maturity dates was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

(g) Off-balance-sheet instruments: The fair value of commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties, reduced by the remaining net deferred income associated with such obligations.

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


17. FINANCIAL STATEMENTS OF NAPA NATIONAL BANCORP (PARENT COMPANY ONLY)

The condensed financial statements of Napa National Bancorp are as follows:


BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996 (DOLLARS IN THOUSANDS)

                                                                             1997              1996
                                                                       ----------------- -----------------
ASSETS
Cash                                                                     $          8      $         93
Investments in subsidiaries                                                     8,653             7,975
Accrued interest receivable and other assets                                       15                15
                                                                       ================= =================
Total assets                                                             $      8,676      $      8,083
                                                                       ================= =================

LIABILITIES
Accrued expenses and other liabilities                                   $        112      $        112

Shareholders' equity:
Common Stock                                                                    7,147             6,915
Retained Earnings                                                               1,417             1,056
                                                                       ----------------- -----------------
                                                                       ================= =================
Total liabilities and shareholders' equity                               $      8,676      $      8,083
                                                                       ================= =================

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                            1997               1996
                                                                      ------------------ ------------------
Income:
   Interest income                                                      $          1       $          3
   Dividend Income                                                                40                200
   Other income                                                                   51                  -
                                                                      ------------------ ------------------
Total income                                                                      91                203
                                                                      ------------------ ------------------

Expenses:
   Other expense                                                                   3                  7
                                                                      ------------------ ------------------
Total expenses                                                                     3                  7
                                                                      ------------------ ------------------

Income before applicable taxes and equity in net income of
   subsidiaries                                                                   88                196
Applicable income taxes                                                           20                  -
                                                                      ------------------ ------------------
Income before equity in undistributed net income subsidiaries                     68                196
Equity in undistributed net income of subsidiaries                               678                706
                                                                      ================== ==================
Net income                                                              $        746       $        902
                                                                      ================== ==================

                    Napa National Bancorp and Subsidiaries

                            (Dollars in Thousands)


17. FINANCIAL STATEMENTS OF NAPA NATIONAL BANCORP (PARENT COMPANY ONLY) (CONTINUED)


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                            1997               1996
                                                                      ------------------ ------------------
Operating activities:
   Net income                                                           $        746       $        902
   Reconciliation of net income to net cash provided (used) by operating activities:
       Equity in undistributed net income of subsidiaries                       (678)              (706)
       Decrease in accrued interest receivable                                     0                  1
       (Decrease) increase in accrued expenses and other
         liabilities, net                                                          0                 (4)
                                                                      ------------------ ------------------
Net cash (used) provided by operating activities                                  68                193

Financing activities:
   Cash dividends paid to shareholders                                          (385)              (378)
   Proceeds from issuance of common stock                                        232                  -
                                                                      ------------------ ------------------
Net cash (used) by financing activities                                         (153)              (378)

Net (decrease) increase in cash                                                  (85)              (185)
Cash at beginning of year                                                         93                278
                                                                      ================== ==================
Cash at end of year                                                     $          8       $         93
                                                                      ================== ==================


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this Item is incorporated by reference from the sections of the Registrant's 1997 definitive proxy statement entitled "Election of Directors," and " Remuneration and Other Information with respect to Officers and Directors,"which proxy statement will be filed no later than April 30, 1998.


ITEM 10.    EXECUTIVE COMPENSATION.

  As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this Item is incorporated by reference from the section of the Registrant's 1998 definitive proxy statement entitled "Remuneration and Other Information With Respect to Officers and Directors," which proxy statement will be filed no later than April 30, 1998.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this Item is incorporated by reference from the section of the Registrant's 1998 definitive proxy statement entitled "Security Ownership of Certain Beneficial Owners and Management," which proxy statement will be filed no later than April 30, 1998.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this Item is incorporated by reference form the section of the Registrant's 1998 definitive proxy statement entitled "Certain Relationships and Related Transactions," which proxy statement will be filed no later than April 30, 1998.

ITEM 13.    EXHIBITS.

(a) Exhibits. See Index to Exhibits to this Form 10-KSB, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

(b) Reports on Form 8-k. No reports on Form 8-k were filed during the fourth quarter of 1997.

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  March 27, 1998.

                             NAPA NATIONAL BANCORP


                             By  /s/ Brian J. Kelly
                                 President/COO



                             By /s/  Michael D. Irwin
                                Chief Financial Officer
                              (Principal Accounting Officer)


                               POWER OF ATTORNEY

  KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian J. Kelly and Michael D. Irwin jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 1998              /s/ William A. Bacigalupi
                                     Director


March 27, 1998              /s/ Dennis D. Groth
                                     Director


March 27, 1998              /s/ E. James Hedemark
                                     Director

March 27, 1998              /s/ Michael D. Irwin
                                    Director
                              Chief Financial Officer
                          (Principal Accounting Officer)


March 27, 1998              /s/ Brian J. Kelly
                                President and COO
                                    Director


March 27, 1998              /s/ C. Richard Lemon
                              Secretary and Director


March 27, 1998              /s/ Joseph G. Peatman
                                   Director


March 27, 1998              /s/ A. Jean Phillips
                                   Director


March 27, 1998              /s/ George M. Schofield
                                   Director


March 27, 1998              /s/ W. Clarke Swanson, Jr.
                            Chairman of the Board and CEO


                               INDEX TO EXHIBITS


Exhibit No.                                    Description

3(ii)  *      Bylaws, amended and restated, of the Registrant.

4.1    *      A specimen copy of the certificates evidencing
              Common Stock.

10.1   *      Napa National Bancorp 1982 Stock Option Plan, as
              amended and restated.

10.2   *      Form of Incentive Stock Option Agreement

10.3   *      Form of Nonstatutory Stock Options Agreement

24            Power of Attorney (located on signature page hereof)

27            Financial Data Schedule

* Previously filed with and incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.