Form 10KSB/A
period 1997-12-31
NAPA NATIONAL BANCORP
filed 1998-04-29
CIK 700699

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Without Par Value (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .
   ---   ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue earned for the year ended December 31: 1997:  $10,815,000

Aggregate market value of voting stock and non-voting stock held by nonaffiliates of the registrant, based on a market value of $16.00 per share as of February 28, 1998: $2,822,400

Number of shares of the registrant's sole class of common equity (Common Stock, Without Par Value), as of April 21, 1998: 783,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional small business disclosure format: Yes   No  X .
                                                  ---   ----

     Items 9, 10, 11 and 12 of this Form 10-KSB/A replace in their entirety Items 9, 10, 11 and 12 set forth in the Annual Report on Form 10-KSB of Napa National Bancorp (the "Company") filed with the United States Securities and Exchange Commission (the "Commission") on March 30, 1998. The Company is the sole shareholder of Napa National Bank, a national banking association (the "Bank").

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Directors
         ---------

     The following table sets forth certain information with respect to those persons serving as a member of the Company's board of directors (the "Board of Directors"), each of whom has been nominated by the Board of Directors for re-election as directors at the Company's 1998 annual meeting of shareholders. Each such person is currently serving a term of one year. The information provided below is based on data furnished to the Company by each such person.


                                                              Principal Occupation, Business
                                            Director          Experience During Past Five
Nominee                             Age     Since             Years and Other Information
-------                             ---     --------          ------------------------------

William A. Bacigalupi               60      1990              President of Napa Garbage Services,
                                                              Inc., Napa Valley Disposal Services, Inc.
                                                              and American Canyon Disposal, Inc.

Dennis D. Groth                     55      1996              President of Groth Vineyards & Winery

Michael D. Irwin                    55      1987              Chief Financial Officer of the Company since
                                                              1989; Executive Vice President and Chief
                                                              Financial Officer and Director of The Compass
                                                              Group since 1993; Chief Financial Officer and
                                                              Director of Wild Planet Toys, Inc. since 1996.
                                                              Chief Financial Officer of Swanson Vineyards
                                                              and Winery since 1988.

E. James Hedemark                   49      1995              Financial consultant since 1994.  Formerly,
                                                              Director of ITT Federal Bank from 1994 to
                                                              1995; President and Chief Executive Officer of
                                                              Napa Valley Bank from 1992 to 1993; various
                                                              positions at Bank of America from 1972 to
                                                              1992.

Brian J. Kelly                      47      1988              Director of the Company since 1988; President
                                                              and Chief Operating Officer of the Company
                                                              since 1992; President and Chief Executive
                                                              Officer of the Bank since September 1989.









C. Richard Lemon                    54      1981              Secretary of the Company and the Bank since
                                                              1982; Director and Partner of Dickenson,
                                                              Peatman & Fogarty since 1979; President of
                                                              Exchange Holding Corp. since 1979; President
                                                              of Temecula Vineyards, Inc. since 1994;
                                                              Partner of Silverado Partners since 1995.

Joseph G. Peatman                   64      1994              Founding Partner and Director of Dickenson,
                                                              Peatman & Fogarty since 1964.

A. Jean Phillips                    53      1995              Owner of Screaming Eagle Vineyard and
                                                              Winery since 1986; Partner and owner of
                                                              Phillips & Harris Land Brokers since 1979.

George M. Schofield                 59      1990              President of George M. Schofield Co., financial
                                                              consultant since 1984; President of Unique
                                                              Wines, Inc. since 1984; Chief Financial Officer
                                                              and Director of Folie A Deux Winery since
                                                              1995; Director of Delicato Vine since 1996;
                                                              Director of Vintage Directions since 1997.

W. Clarke Swanson, Jr.              59       1987             Chairman of the Board of the Company since
                                                              1994; Chief Executive Officer of the Company
                                                              since 1988; President of Swanson Vineyards
                                                              and Winery since 1986.

There is no family relationship among any of the Company's executive officers or directors (all of whom are nominees to be elected as directors).

     Executive Officers
     ------------------

     In addition to directors Irwin, Kelly and Swanson, discussed above, executive officers of the Company and Bank during 1997 included Dale A. Brain (age 50), Frederick C. Hoey (age 55) and Rodney M. Wiessner (age 36). All executive officers of the Company and the Bank serve at the pleasure of the Board of Directors.

     Mr. Brain became the Bank's Senior Vice President and Chief Information Officer in November 1996. Prior to that time, Mr. Brain was Manager, Planning & Control at Kaiser Permanente Medical from 1992 to 1996. Mr. Brain had previously been in a variety of management positions with Bank of America from 1969 to 1992.

     In March, 1997, the Bank expanded its senior management by hiring
Frederick C. Hoey. Mr. Hoey became the Bank's Senior Vice President and Chief Credit Officer. Prior to joining the Bank, Mr. Hoey was with American Investors Company as a regional representative since 1996, with Westamerica Bank as a Vice President from 1992 to 1996, and in a variety of management positions with various financial institutions prior to 1992.

     In July 1997, the Bank hired Rodney M. Wiessner as the Bank's Senior Vice President, Chief Financial Officer, Treasurer and Cashier. He is also the Treasurer/ Cashier and Assistant Secretary of the Company. Prior to joining the Bank, Mr. Wiessner had been Chief Financial Officer of Mid

Valley Bank since 1995. Prior to joining Mid Valley Bank, Mr. Wiessner was an Audit Manager with Perry-Smith and Company from 1990 to 1995.

     Section 16(a) Compliance
     ------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of such reports furnished to the Company and written representations furnished to the Company by such officers, directors and ten percent shareholders, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with other than Mr. Kelly's inadvertent failure to file one Form 4 relating to director Kelly's exercise of options for 7,500 shares of Common Stock at an exercise price of $8.00 per share and subsequent sale of such shares of Common Stock at a price of $15.50 per share during November 1997. Director Kelly corrected said failure by filing a Form 5 with the Commission on February 11, 1998.

Item 10.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth for service in all capacities to the Company and the Bank for the periods indicated the compensation with respect to the Company's Chief Executive Officer and those executive officers of the Company and the Bank whose salary and bonus exceeded $100,000 in 1997.

                          [See Table on following page]



                                            SUMMARY COMPENSATION TABLE


                                                                                   Other Annual          All Other
Name and Principal Position               Year          Salary         Bonus       Compensation(1)       Compensation
---------------------------               ----        ----------      -------      -------------        -------------

W. Clarke Swanson, Jr.,                   1997        $124,800(2)          $0          $  2,425                 $0
  CEO                                     1996         125,300(2)           0             2,700                  0
                                          1995          46,600(2)           0               441                  0

Brian J. Kelly, President                 1997        $135,000(3)           0             9,600              8,489(5,6)
  and COO                                 1996         135,000(3)      20,500             8,834             12,788(5,6)
                                          1995         115,000(3)      27,682             8,530              6,900(5)

Dale A. Brain, SVP, Chief                 1997         105,667(3)      8,500(4)           3,000              3,203(5,6)
  Information Officer, of the
  Bank

     The following table sets forth the options exercised in 1997 and the December 31, 1997, unexercised value of both vested and unvested options for the Company's Chief Executive Officer and those executive officers of the Company and the Bank whose salary and bonus exceeded $100,000 in 1997.

                          [See Table on following page]

--------

1    For the year ended December 31, 1997, consists of country club membership for Mr. Swanson in the amount of $2,425; country club membership and auto allowance for Mr. Kelly in the amount of $3,000 and $6,600 respectively; auto allowance for Mr. Brain in the amount of $3,000.

2    Includes payments for attending meetings of the Board of Directors and all committees thereof.

3    Includes amounts contributed by Mr. Kelly and Mr. Brain to the Napa
National Bancorp Stock Participation Plan.

4    Includes moving bonus.

5    Consists of contributions by the Company to the Napa National Bancorp
Stock Participation Plan for the benefit of Mr. Kelly and Mr. Brain.

6    Includes unpaid vacation for Mr. Kelly and Mr. Brain.



                           AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                     Number of Shares of Common      Value of Unexercised
                                                     Stock Underlying Unexercised    In-The-Money Options
                                                     Options at December 31, 1997    at December 31, 1997(1)
                                                     ----------------------------  -------------------------

                           Shares Acquired    Value
Name                       on Exercise      Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
----                       -----------      --------  -----------  -------------  -----------  -------------

W. Clarke
Swanson, Jr., CEO                0                0     10,000            0          $77,500             0

Brian J. Kelly,
President and COO            7,500           56,250(2)  12,500            0           95,975             0

Dale A. Brain,
SVP, Chief
Information Officer,             0                0      1,000        4,000              400         1,600
of the Bank

     Members of the Board of Directors did not receive any compensation during 1997 for attendance at meetings of the Board of Directors and the committees thereof. The 1997 director compensation package for directors of the Bank included paying each director $200 for every board or committee meeting he or she attends. Mr. Kelly, as a full-time employee of the Company and the Bank, does not receive compensation as a director of the Bank. Chairpersons for the committees of the board of directors of the Bank receive $300 for each meeting they chair. This fee structure is intended to compensate the Chairpersons for their additional time and effort required in fulfilling this role. The foregoing fee schedule was effective for all of 1997. During 1997, the members of the board of directors of the Bank, as a group, received a total of $81,000 for attendance at all meetings of the board of directors of the Bank and the committees thereof.

     In January 1998, the boards of directors of both the Company and the Bank decided to leave the 1998 director compensation package the same as the 1997 director compensation package.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information as of April 21, 1998 (the
"Determination Date") pertaining to beneficial ownership of the Company's Common
Stock by each of the persons known to the Company to own 5% or more of the Company's Common Stock, each of the directors of the Company, each of the "named executive officers" (consisting of the Company's Chief Executive Officer, the Company's President and Chief Operating Officer and the Bank's President, Chief
Information Officer, Chief Financial Officer and Chief Credit Officer) and all of the directors of the Company and the "named executive officers" as a group.
The information contained herein has been obtained from the Company's records, from information furnished directly by the individual or entity to the Company, or from various filings made by the named individuals with the Commission.


--------
1    The estimated fair market value of the Company's Common Stock on
December 31, 1997 was $15.75 per share.

2    In November, 1997, Mr. Kelly acquired 7,500 shares of Common Stock upon the exercise of options at an exercise price of $8.00 per share. The fair market value per share of Common Stock on the exercise date was $15.50 per share.


     The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column "Amount and Nature of Beneficial Ownership." In addition, shares of Common Stock issuable pursuant to options which may be exercised within 60 days of the Determination Date are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the total number of shares considered to be outstanding for the purposes of this table may vary depending upon the individual's particular circumstances.

                          [See Table on following page]



                                                     Amount and Nature
                                                       of Beneficial                 Percent of
Name and Address of Beneficial Owner(1)                  Ownership(2)                   Class

William A. Bacigalupi                                    10,200(3)                       1.3%
Dale A. Brain                                             1,000(4)                        *
Dennis D. Groth                                           5,100(5)                        *
E. James Hedemark                                         7,600(6)                       1.0%
Michael D. Irwin                                         12,000(3)                       1.5%
Brian J. Kelly                                           12,725(7)                       1.6%
C. Richard Lemon                                         80,911(8)                      10.2%
Joseph G. Peatman                                        10,125(3)                       1.3%
A. Jean Phillips                                          7,600(6)                       1.0%
George M. Schofield                                      79,811(9)                      10.1%
W. Clarke Swanson, Jr.                                  526,727(10)                     66.4%
Napa National Bancorp Stock Participation Plan           69,611(11)                      8.9%
  (the "Stock Plan")

All directors, nominees and named executive             684,188(12)                     78.4%
officers as a Group (13 persons)


--------
* Indicates that the percentage of outstanding shares beneficially owned is less than one percent (1%).

1     The address for all persons is: c/o Napa National Bancorp, 901 Main Street,
Napa, CA 94559. The Stock Plan's address is: Napa National Bancorp Stock Participation Plan, Mr. C. Richard Lemon, Co-Trustee, 901 Main Street, Napa, CA 94559.

2    Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting or investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

3    Includes 10,000 shares which may be acquired upon the exercise of stock options.

4    Includes 1,000 shares which may be acquired upon the exercise of stock options.

5    Includes 5,000 shares which may be acquired upon the exercise of stock options.

6    Includes 7,500 shares which may be acquired upon the exercise of stock options.

7    Includes 12,500 shares which may be acquired upon the exercise of stock options.

8    Includes 10,000 shares which may be acquired upon the exercise of stock options. Includes 800 shares held in an individual retirement account. Includes 69,611 shares held in the Stock Plan of which Mr. Lemon is a co-trustee and with regard to which shares Mr. Lemon has shared voting and investment power. Mr. Lemon disclaims beneficial ownership as to the Stock Plan shares.

9    Includes 6,000 shares which may be acquired upon the exercise of stock options. Includes 4,000 shares held in an individual retirement account. Includes 69,611 shares held in the Stock Plan of which Mr. Schofield is co-trustee and with regard to which shares Mr. Schofield has shared voting and investment power. Mr. Schofield disclaims beneficial ownership as to the Stock Plan shares.

10   Includes 10,000 shares which may be acquired upon the exercise of stock options. Includes 9,271 shares held of record by minor relatives living with Mr. Swanson. Mr. Swanson may be deemed to be a "control person" of the Company within the meaning of the rules and regulations of the SEC by virtue of his ownership interest in the Company.

11   Voting and investment power over the shares beneficially owned by the Stock
Plan is shared among its two co-trustees, Mr. Lemon and Mr. Schofield both of whom disclaim beneficial ownership of all of said shares.

12   Includes 89,500 shares which may be acquired within 60 days of the Record Date upon the exercise of stock options.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Purchase Right
     --------------

     In 1987, Mr. Swanson acquired 300,701 shares of the Company's Common Stock through a tender offer at $11.00 per share (the "Tender Offer"), net to the sellers in cash. The Tender Offer was made pursuant to the terms of an agreement with the Company, dated as of February 5, 1987 (the "Purchase Agreement").

     As disclosed to shareholders in materials related to the Tender Offer, the Purchase Agreement provides, among other things, certain protections against dilution of Mr. Swanson's stock ownership by requiring that if the Company should desire to issue any Equity Securities (as defined below), it shall give Mr. Swanson first right to purchase (the "Purchase Right") a portion of such Equity Securities up to an amount which will enable Mr. Swanson to maintain the same percentage of ownership of the outstanding Common Stock as held by Mr. Swanson on the date immediately following his purchases in the Tender Offer (i.e., 60.14%). In the event that the number of shares of Common Stock owned by Mr. Swanson should decline due to Mr. Swanson's failure to purchase shares pursuant to such right or sales of shares of Common Stock by Mr. Swanson, the Purchase Agreement provides that the Purchase Right entitles Mr. Swanson to purchase a new portion of new issuances of Equity Securities up to an amount which will enable Mr. Swanson to maintain his percentage ownership of the outstanding Common Stock as computed immediately prior to each issuance of such Equity Securities.

     The Purchase Right also applies to issuances of Equity Securities to employees, officers and directors under stock option plans approved by the Board of Directors of the Company, provided, however, that Common Stock shall be deemed to have been issued only upon the exercise of an employee stock option. The Purchase Agreement further states that if Mr. Swanson has a right to purchase Common Stock due to the exercise of a stock option by an employee, officer or director of the Company, the purchase price of such Common Stock purchasable by Mr. Swanson shall be equal to the exercise price of such option.

     The term "Equity Securities" is defined in the Purchase Agreement to mean Common Stock, rights, options (except stock options issued pursuant to stock option plans), warrants to purchase Common Stock, any security other than Common Stock having voting rights in the election of the Board of Directors which are not contingent upon a failure to pay dividends, any security convertible into or exchangeable for any of the foregoing, and any agreement or commitment to issue any of the foregoing.

     The Purchase Right terminates when Mr. Swanson ceases to own in excess of 10% of the then outstanding shares of Common Stock.

     Insider Participation
     ---------------------

     Directors Lemon and Peatman are directors of the Bank and of the Company. Both are shareholders in Dickenson, Peatman & Fogarty, a Professional Law Corporation, which provided legal services to the Company and the Bank during 1996 and 1997 and which expects to provide legal services during 1998. Mr. Peatman serves on the Compensation
Committee of the Company and performs equivalent functions for Directors, Peatman & Fogarty. Mr. Lemon is a co-trustee of the Stock Plan.

     Indebtedness of Management
     --------------------------

     Some of the Company's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business, and the Bank expects to have such ordinary banking transactions with these persons in the future. In the opinion of management of the Company, all loans and commitments to lend included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. Although the Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank's respective lending policies and statutory lending limits, and prior approval of the Bank's board of directors is required for these types of loans.


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: April 29, 1998

                                       NAPA NATIONAL BANCORP

                                       By   /s/ Brian J. Kelly
                                          -------------------------------
                                                Brian J. Kelly
                                                President/COO

                                       By   /s/ Michael D. Irwin
                                          -------------------------------
                                                Michael D. Irwin
                                            Chief Financial Officer
                                        (Principal Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


April 29, 1998                           /s/ William A. Bacigalupi*
                                     ------------------------------------
                                             William A. Bacigalupi
                                                  Director

April 29, 1998                            /s/ Dennis D. Groth*
                                    ---------------------------------
                                             Dennis D. Groth
                                                 Director

April 29, 1998                          /s/ E. James Hedemark*
                                   ----------------------------------
                                            E. James Hedemark
                                                Director

April 29, 1998                           /s/ Michael D. Irwin*
                                    ---------------------------------
                                             Michael D. Irwin
                                                Director
                                         Chief Financial Officer
                                     (Principal Accounting Officer)

April 29, 1998                            /s/ Brian J. Kelly*
                                    ---------------------------------
                                              Brian J. Kelly
                                            President and COO
                                                Director

April 29, 1998                           /s/ C. Richard Lemon*
                                   ----------------------------------
                                            C. Richard Lemon
                                          Secretary and Director

April 29, 1998                           /s/ Joseph G. Peatman*
                                   ----------------------------------
                                             Joseph G. Peatman
                                                Director

April 29, 1998                           /s/ A. Jean Phillips*
                                   ----------------------------------
                                             A. Jean Phillips
                                                Director

April 29, 1998                          /s/ George M. Schofield*
                                   -----------------------------------
                                            George M. Schofield
                                                Director

April 29, 1998                         /s/ W. Clarke Swanson, Jr.*
                                  ------------------------------------
                                           W. Clarke Swanson, Jr.
                                      Chairman of the Board and CEO


                                * By      /s/ Brian J. Kelly
                                      --------------------------------
                                              Brian J. Kelly
                                             Attorney-in-Fact
                                           By Power of Attorney
                                   Previously Filed with the Commission