Form 10QSB
period 1998-03-31
NAPA NATIONAL BANCORP
filed 1998-05-11
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the QUARTER ENDED MARCH 31, 1998 Commission file number: 0-11090

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
The number of shares of the registrant's Common Stock, no par value, outstanding as of May 1, 1998, was 783,500.

Transitional Small Business Disclosure Format:

                                Yes         No  X
                                    ---        ---

                             NAPA NATIONAL BANCORP
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

              Consolidated Balance Sheets:
                               March 31, 1998
                               December 31, 1997

              Consolidated Statements of Income:
                               Three Months ended March 31, 1998
                               Three Months ended March 31, 1997

              Consolidated Statements of Cash Flows:
                               Three Months ended March 31, 1998
                               Three Months ended March 31, 1997

              Notes to Consolidated Financial Statements

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

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in 000's)



                                                                                   March 31,                      December 31,
                                                                                     1997                             1997
                                                                                ---------------                 ---------------
ASSETS
Cash and due from banks                                                          $      9,686                    $      9,926
Federal funds sold                                                                     17,960                          16,221
Time deposits with other financial institutions                                           792                           1,782
Investment securities: Held to Maturity                                                 1,824                           1,823
Investment securities: Available for Sale                                              25,920                          17,250
Federal Reserve and Federal Home Loan Bank
  Stock                                                                                   511                             582
Loans, less allowance for loan losses of $1,638
  and $1,566 at March 31, 1998 and December 31,
  1997                                                                                 79,045                          78,057
Premises, furniture, fixtures and equipment, net                                        2,613                           2,612
Accrued interest receivable                                                               813                             934
Other real estate owned                                                                   607                             607
Other assets                                                                            1,152                           1,025
                                                                                ---------------                 ---------------

TOTAL ASSETS                                                                     $    140,923                    $    130,819
                                                                                ===============                 ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                                   $     33,778                    $     33,386
   Interest-bearing:
      Savings                                                                          17,374                          12,982
      Transaction                                                                      38,861                          34,557
      Time certificates                                                                41,291                          40,536
                                                                                ---------------                 ---------------
      TOTAL DEPOSITS                                                                  131,304                         121,461
Accrued interest payable and other liabilities                                            911                             771
                                                                                ---------------                 ---------------
TOTAL LIABILITIES                                                                     132,215                         122,232
                                                                                ---------------                 ---------------


SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized; no shares outstanding                                                         0                               0
Common stock, no par value, 20,000,000 shares
  authorized; 783,500 shares issued and
  outstanding at March 31, 1998 and December 31,
  1997, respectively                                                                    7,147                           7,147
Retained earnings                                                                       1,611                           1,417
Net unrealized (loss)gain on available for sale
  securities, net of taxes                                                                (50)                             23
                                                                                ---------------                 ---------------
TOTAL SHAREHOLDERS' EQUITY                                                              8,708                           8,587
                                                                                ---------------                 ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  140,923                      $  130,819
                                                                                ---------------                 ---------------


               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                             ----------------------------------
                                                                                                   1998               1997
                                                                                             ---------------     --------------

INTEREST INCOME:
     Interest and fees on loans                                                             $   2,007               $  1,866
     Interest on federal funds sold                                                               226                    222
     Interest on time deposits with other
       financial institutions                                                                      14                     58
     Interest and dividends on investment
       securities                                                                                 342                     31
                                                                                             ---------------     --------------
                        TOTAL INTEREST INCOME                                                   2,589                  2,177
INTEREST EXPENSE ON DEPOSITS                                                                      865                    757
                                                                                             ---------------     --------------
                        NET INTEREST INCOME                                                     1,724                  1,420

Provision for loan losses                                                                         105                    102
                                                                                             ---------------     --------------
                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES                                               1,619                  1,318
                                                                                             ---------------     --------------

NON-INTEREST INCOME:
     Service charges on deposit accounts                                                          117                     87
     Mortgage loan service fees                                                                    16                     16
     Other                                                                                        136                     88
                                                                                             ---------------     --------------
                        TOTAL NON-INTEREST INCOME                                                 269                    191
                                                                                             ---------------     --------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                               818                    833
     Occupancy                                                                                    119                    110
     Furniture, fixtures and equipment                                                            103                    117
     Other                                                                                        365                    395
                                                                                             ---------------     --------------
                        TOTAL NON-INTEREST EXPENSE                                              1,405                  1,455
                                                                                             ---------------     --------------

                        INCOME BEFORE INCOME TAXES                                                483                     54

INCOME TAXES                                                                                      191                    22
                                                                                             ---------------     --------------
                        NET INCOME                                                          $     292              $     32
                                                                                             ===============     ==============

EARNINGS PER COMMON SHARE                                                                   $    0.37              $   0.04
                                                                                             ===============     ==============
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                                               $    0.35               $   0.04
                                                                                             ===============     ==============

Weighted average common shares outstanding used
to compute net earnings per common share                                                        783,500                759,500
                                                                                             ===============     ==============
Weighted average common shares outstanding used
to compute net earnings per common share -
Assuming Dilution                                                                               826,998                815,407
                                                                                             ===============     ==============


               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              (Dollars in 000's)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                   ----------------------------------------
                                                                                          1998                  1997
                                                                                   ------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $ 292                      $    32
Reconciliation of net income to net cash provided
    by operating activities:
    Depreciation on premises and equipment                                             100                          114
    Amortization of deferred loan fees and
      discounts/premiums on securities                                                  71                           (8)
    Provision for loan losses                                                          105                          102
    Decrease in accrued interest receivable                                            121                           98
    (Increase) in other real estate owned                                                -                         (388)
    (Increase)Decrease in other assets, net                                            (75)                         293
    Increase(decrease) in accrued interest payable
      and other liabilities                                                            140                          (21)
                                                                                   ------------------     -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              754                          222
                                                                                   ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net of repayments                                                (1,081)                        (119)
Proceeds from maturities of time deposits with
other financial institutions                                                           990                            -
Activity in securities held to maturity:
    Purchases                                                                         (975)                        (974)
    Maturities                                                                         974                          974
Activity in securities available for sale:
    Purchases                                                                       (9,392)                           -
    Principal Paydowns                                                                 513                            -
Sale(Purchases)of Federal Reserve and Federal
Home Loan Bank stock                                                                    71                          (10)
Capital expenditures                                                                  (101)                         (61)
                                                                                   ------------------     -----------------
NET CASH (USED) BY INVESTING ACTIVITIES                                             (9,001)                        (190)
                                                                                   ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in deposits                                                   9,843                         (256)

Cash dividends                                                                         (97)                         (95)
Exercise of incentive stock options                                                      -                           60
                                                                                   ------------------     -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            9,746                         (291)
                                                                                   ------------------     -----------------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,499                         (259)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                              26,147                       24,479
                                                                                   ------------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $27,646                      $24,220
                                                                                   ==================     =================

                       (continued)

               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              (Dollars in 000's)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                   ----------------------------------------
                                                                                       1998                   1997
                                                                                   ------------------     -----------------
CASH AND CASH EQUIVALENTS AT MARCH 31:
   Cash and due from banks                                                              $  9,686               $  7,040
   Federal funds sold                                                                     17,960                 17,180
                                                                                   ------------------     -----------------
                                                                                        $ 27,646               $ 24,220
                                                                                   ==================     =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                               $    890                  $ 847
   Cash paid for income taxes                                                                275                      0


               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income or loss and its components; however, the adoption of the Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income or loss.

During the first quarter of 1998, total comprehensive income amounted to the following:


                                        1998                               1997
                                    -------------                      ---------

Net income                          $     292                          $      32
Other Comprehensive Income:
  Unrealized Loss on Securities           (73)                                 -
                                    -------------                      ---------
Comprehensive Income                $     219                          $      32
                                    =============                      =========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the results of the Company's operations for the three months ended March 31, 1998 and 1997 and the financial condition and liquidity of the Company as of March 31, 1998 and December 31, 1997.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of Napa County (particularly the health of the wine industry), volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock, and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997

FINANCIAL CONDITION

The Company's assets increased approximately $10.1 million during the first three months of 1998 as compared to the period ended December 31, 1997. Total assets were $140.9 million at March 31, 1998 compared with $130.8 million at December 31, 1997. Total deposits increased to $131.3 million at March 31, 1998 compared with $121.4 million at December 31, 1997.

The loan portfolio of $80.6 million at March 31, 1998 increased $1.3 million compared to the December 31, 1997 total of $79.6 million. The allowance for loan losses on March 31, 1998 was $1,638,000 or 2.03% of total gross loans outstanding. Net loan charge-offs for the first three months of 1998 were $33,000. In the opinion of management, the allowance for loan losses was considered adequate at March 31, 1998 based on management's analysis of the risks inherent in the loan portfolio.

The Company's "held to maturity securities" consist of Treasury bonds, municipals and stock in the Federal Reserve and Federal Home Loan Bank and are classified as such in accordance with SFAS No. 115. At March 31, 1997, the "held to maturity" investment portfolio's fair market value was $2,335,000.

In 1997, the Company began to diversify its investment portfolio to include collateralized mortgage obligations and municipal bonds. The intention of management is to increase earnings and improve asset liability management through this strategy. The Company's general policy is to acquire "A" rated or better, insured tax-free municipal bonds. Collateralized mortgage obligations have an average life of five years or less at purchase date. New purchases of collateralized mortgage obligations and municipal bonds are classified as available-for-sale securities. At March 31, 1997, Collateralized mortgage obligations and municipal securities had a book value of $22,817,000 and $3,187,000, respectively and a market value of $22,703,000 and $3,217,000, respectively.

RESULTS OF OPERATIONS

The Company's after-tax earnings were $292,000 during the first three months of 1998 compared with $32,000 during the same period in 1997.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first three months of 1998, net interest income at $1,724,000 was $304,000 ahead of the same period in 1997. The primary cause of the increase was the growth in loan and fee income and investment income generated through the increase in deposits. That increase was mitigated by the decrease in interest on time deposits with other financial institutions during the first three months of 1998 of $44,000 as compared to the same period in 1997.

Non-interest income increased by $78,000 in the first three months of 1998. This increase resulted mainly from the increase in service charges on deposit accounts and fees from brokered mortgage loans.

Non-interest expenses consist of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the continuing business affairs of the Company. Total non-interest expenses decreased $50,000 or 3.4% during the first three months of 1998 when compared with the first three months of 1997. Salaries and benefits accounted for $15,000 of this decrease through the attrition of full-time equivalent employees. Other non-interest expense decreased $35,000 for the first three months of 1998 compared to the same period in 1997, primarily, as a result of more effective expense control system.

CAPITAL RESOURCES AND ADEQUACY

Shareholders equity was $8.7 million or 6.2% of total assets at March 31, 1998 compared with $8.6 million or 6.6% of total assets at December 31, 1997. The ratio of capital to risk-weighted assets at March 31, 1998 was 10.89% for the Company and 10.96% for the Bank. Both ratios exceeded the regulatory requirements for a "well-capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums for "well-capitalized"institutions in the foreseeable future. Therefore, in management's opinion, the Company and the Bank have adequate capital in order to support future growth. The Board of Directors declared a $.125 per share dividend on March 17,1998 for stockholders of record of March 20,1998 and payable on April 1, 1998.

INFLATIONARY FACTORS

Since the assets and liabilities of the Bank are primarily monetary in nature, the performance of the Bank is affected more by changes in interest rates than by inflation.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS
         As of March 31, 1998, the Company was not party to any significant legal proceeding.

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
         There were no changes in the Company's securities during the quarter.

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         No securities of this nature.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         There were no matters submitted to a vote of security holders during the quarter.

         ITEM 5 - OTHER INFORMATION
         None.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits. See Index to Exhibits to this Form 10-QSB, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  The Company did not file a report on Form 8-K during the first quarter of 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NAPA NATIONAL BANCORP
                                                ---------------------
                                                    (Registrant)



Date: May 14, 1998                          /s/ Brian J. Kelly
                                            ------------------
                                            Brian J. Kelly
                                            President / COO



Date: May 14, 1998                          /s/ Michael D. Irwin
                                            --------------------
                                            Michael D. Irwin
                                            Chief Financial Officer

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