Form 10QSB
period 1998-06-30
NAPA NATIONAL BANCORP
filed 1998-08-13
CIK 700699

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934




     For the QUARTER ENDED JUNE 30, 1998 Commission file number: 0-11090



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


                              Yes   X     No
                                  -----      -----



The number of shares of the registrant's Common Stock, no par value, outstanding as of August 1, 1998, was 783,500.


Transitional Small Business Disclosure Format:


                               Yes       No   X
                                   -----     ----

                             NAPA NATIONAL BANCORP
                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Balance Sheets:
                June 30, 1998
                December 31, 1997

        Consolidated Statements of Income:
                Three Months ended June 30, 1998
                Three Months ended June 30, 1997
                Six Months ended June 30, 1998
                Six Months ended June 30, 1997

        Consolidated Statements of Cash Flows:
                Six Months ended June 30, 1998
                Six Months ended June 30, 1997

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

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                               (Dollars in 000's)

                                                                       June 30,                 December 31,
                                                                         1998                      1997
                                                                  ------------------        --------------------
ASSETS
Cash and due from banks                                              $  9,686                    $  9,926
Federal funds sold                                                     14,800                      16,221
Time deposits with other financial institutions                             -                       1,782
Investment securities: Held to Maturity                                 1,824                       1,823
Investment securities: Available for Sale                              31,090                      17,250
Federal Reserve and Federal Home Loan Bank Stock                          511                         582
Loans, less allowance for loan losses of $1,617 and $1,566
 at June 30, 1998 and December 31, 1997                                77,343                      78,057
Premises, furniture, fixtures and equipment,net                         2,589                       2,612
Accrued interest receivable                                             1,242                         934
Other real estate owned                                                   261                         607
Other assets                                                            1,179                       1,025
                                                                     --------                    --------

TOTAL ASSETS                                                         $140,525                    $130,819
                                                                     ========                    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                       $ 33,948                    $ 33,386
   Interest-bearing:
      Savings                                                          21,807                      12,982
      Transaction                                                      33,193                      34,557
      Time certificates                                                41,818                      40,536
                                                                     --------                    --------
      TOTAL DEPOSITS                                                  130,766                     121,461
Accrued interest payable and other liabilities                            719                         771
                                                                     --------                    --------
TOTAL LIABILITIES                                                     131,485                     122,232
                                                                     --------                    --------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
 authorized; no shares outstanding                                          0                           0
Common stock, no par value, 20,000,000 shares  authorized;
 783,500 shares issued and outstanding at June 30, 1998
 and December 31, 1997, respectively                                    7,147                       7,147
Retained earnings                                                       1,949                       1,417
Net unrealized (loss)gain on available for sale
 securities, net of taxes                                                 (56)                         23
                                                                     --------                    --------
TOTAL SHAREHOLDERS' EQUITY                                              9,040                       8,587
                                                                     --------                    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $140,525                    $130,819
                                                                     ========                    ========

                (See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                      ---------------------------------
                                                                                         1998                    1997
                                                                                      ---------                --------
INTEREST INCOME:
     Interest and fees on loans                                                        $  2,026                $  2,164
     Interest on federal funds sold                                                         185                     216
     Interest on time deposits with other financial institutions                              2                      59
     Interest and dividends on investment securities                                        455                      31
                                                                                      ---------                --------
                TOTAL INTEREST INCOME                                                     2,668                   2,470
INTEREST EXPENSE ON DEPOSITS                                                                883                     757
                                                                                      ---------                --------
                NET INTEREST INCOME                                                       1,785                   1,713

Provision for loan losses                                                                    85                     102
                                                                                      ---------                --------
                NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       1,700                   1,611
                                                                                      ---------                --------

NON-INTEREST INCOME:
     Service charges on deposit accounts                                                    128                     106
     Mortgage loan service fees                                                              10                      13
     Other                                                                                  145                     156
                                                                                      ---------                --------
                TOTAL NON-INTEREST INCOME                                                   283                     275
                                                                                      ---------                --------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                         794                     851
     Occupancy                                                                              120                     115
     Furniture, fixtures and equipment                                                      104                     125
     Other                                                                                  412                     428
                                                                                      ---------                --------
                TOTAL NON-INTEREST EXPENSE                                                1,430                   1,519
                                                                                      ---------                --------

                INCOME BEFORE INCOME TAXES                                                  553                     367

INCOME TAXES                                                                                215                     148
                                                                                      ---------                --------
                NET INCOME                                                             $    338                $    219
                                                                                      =========                ========

EARNINGS PER COMMON SHARE                                                              $   0.43                $   0.29
                                                                                      =========                ========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION                                          $   0.41                $   0.27
                                                                                      =========                ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING USED TO COMPUTE NET EARNINGS
 PER COMMON SHARE                                                                       783,500                 764,667
                                                                                      =========                ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING USED TO COMPUTE NET EARNINGS
 PER COMMON SHARE - ASSUMING DILUTION                                                   827,633                 818,613
                                                                                      =========                ========



               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      ---------------------------------
                                                                                         1998                    1997
                                                                                      ---------                --------
INTEREST INCOME:
     Interest and fees on loans                                                          $4,033                  $4,030
     Interest on federal funds sold                                                         411                     438
     Interest on time deposits with other financial institutions                             16                     117
     Interest and dividends on investment securities                                        797                      62
                                                                                      ---------                --------
                TOTAL INTEREST INCOME                                                     5,257                   4,647
INTEREST EXPENSE ON DEPOSITS                                                              1,748                   1,514
                                                                                      ---------                --------
                NET INTEREST INCOME                                                       3,509                   3,133

Provision for loan losses                                                                   190                     204
                                                                                      ---------                --------
                NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       3,319                   2,929
                                                                                      ---------                --------

NON-INTEREST INCOME:
     Service charges on deposit accounts                                                    245                     193
     Mortgage loan service fees                                                              26                      29
     Other                                                                                  281                     244
                                                                                      ---------                --------
                TOTAL NON-INTEREST INCOME                                                   552                     466
                                                                                      ---------                --------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                       1,612                   1,684
     Occupancy                                                                              239                     225
     Furniture, fixtures and equipment                                                      207                     242
     Other                                                                                  777                     823
                                                                                      ---------                --------
                TOTAL NON-INTEREST EXPENSE                                                2,835                   2,974
                                                                                      ---------                --------

                INCOME BEFORE INCOME TAXES                                                1,036                     421

INCOME TAXES                                                                                406                     171
                                                                                      ---------                --------
                NET INCOME                                                               $  630                  $  250
                                                                                      =========                ========

EARNINGS PER COMMON SHARE                                                                $ 0.80                  $ 0.33
                                                                                      =========                ========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION                                            $ 0.76                  $ 0.31
                                                                                      =========                ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING USED TO COMPUTE NET EARNINGS
 PER COMMON SHARE                                                                       783,500                 762,083
                                                                                      =========                ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING USED TO COMPUTE NET EARNINGS
 PER COMMON SHARE - ASSUMING DILUTION                                                   827,633                 816,946
                                                                                      =========                ========

               (See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                ---------------------------------
                                                                  1998                      1997
                                                                --------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $    630                  $    250
Reconciliation of net income to net cash
 provided by operating activities:
 Depreciation on premises and equipment                              199                       234
 Loss on sale of other real estate owned                               6                         -
 Amortization of deferred loan fees and
   discounts/premiums on securities                                  134                        (1)
 Provision for loan losses                                           190                       204
 Increase in accrued interest receivable                            (308)                      (33)
 Increase in other real estate owned                                  -                       (388)
 (Increase) Decrease in other assets, net                            (96)                      326
 (Decrease) Increase in accrued interest
   payable and other liabilities                                     (52)                      218
                                                                --------                  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            703                       810
                                                                --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net of repayments                                 589                    (1,267)
Proceeds from maturities of time deposits with
 other financial institutions                                      1,782                        -
Activity in securities held to maturity:
 Purchases                                                          (975)                     (974)
 Maturities                                                          974                       974
Activity in securities available for sale:
  Purchases                                                      (16,192)                       -
  Principal Paydowns                                               2,022                        -
Sale (Purchases) of Federal Reserve and Federal
 Home Loan Bank stock                                                 65                       (15)
Purchases of Furniture and Equipment                                (176)                     (175)
Proceeds on sale of other real estate owned                          340
                                                                --------                  --------
NET CASH USED BY INVESTING ACTIVITIES                            (11,571)                   (1,457)
                                                                --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                           9,305                     2,940
Cash dividends                                                       (98)                     (191)
Exercise of incentive stock options                                   -                         92
                                                                --------                  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          9,207                     2,841
                                                                --------                  --------

                                  (CONTINUED)

(See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                ---------------------------------
                                                                  1998                      1997
                                                                --------                  --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,661)                    2,194

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                           26,147                    24,479
                                                                --------                  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $24,486                   $26,673
                                                                ========                  ========

CASH AND CASH EQUIVALENTS AT JUNE 30:
   Cash and due from banks                                       $ 9,686                   $ 6,413
   Federal funds sold                                             14,800                    20,260
                                                                --------                  --------
                                                                 $24,486                   $26,673
                                                                ========                  ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                        $ 1,729                   $ 1,580
                                                                ========                  ========
   Cash paid for income taxes                                        503                         0
                                                                ========                  ========


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

The following is a summary of the components of total comprehensive income, net of related income taxes:

                                         1998                                              1997
                                ----------------------                  ----------------------------------------
                                Second         First                    Fourth     Third      Second     First
                                Quarter        Quarter                  Quarter    Quarter    Quarter    Quarter
                                ----------------------                  ----------------------------------------
Net income                       $ 338          $292                     $226       $ 271      $218       $32

Net unrealized gain (loss) on
   available-for-sale
   securities                       (6)          (73)                      39           -         -         -
                                ----------------------                  ----------------------------------------
Total Comprehensive income       $ 332          $219                     $265       $ 271      $218       $32
                                ======================                  ========================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the results of the Company's operations for the six months ended June 30, 1998 and 1997 and the financial condition and liquidity of the Company as of June 30, 1998 and December 31, 1997.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of Napa County (particularly the health of the wine industry), volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock, and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

FINANCIAL CONDITION

The Company's assets increased approximately $9.7 million during the first six months of 1998 as compared to the period ended December 31, 1997. The substantial portion of that increase was utilized in the investment portfolio. Total assets were $140.5 million at June 30, 1998 compared with $130.8 million at December 31, 1997. Total deposits increased to $130.7 million at June 30, 1998 compared with $121.4 million at December 31, 1997.

The loan portfolio of $79.2 million at June 30, 1998 declined slightly compared to the December 31, 1997 total of $79.6 million. The allowance for loan losses on June 30, 1998 was $1,617,000 or 2.04% of total gross loans outstanding. Net loan charge-offs for the first six months of 1998 were $139,000. In the opinion of management, the allowance for loan losses was considered adequate at June 30, 1998 based on management's analysis of the risks inherent in the loan portfolio.

The Company's "held to maturity securities" consist of Treasury bonds, municipals and stock in the Federal Reserve and Federal Home Loan Bank and are classified as such in accordance with SFAS No. 115. At June 30, 1998, the "held to maturity" investment portfolio's amortized cost and fair market value was $2,335,000.

In fourth quarter 1997, the Company began to diversify its investment portfolio to include collateralized mortgage obligations and municipal bonds. The intention of management is to increase earnings and improve asset liability management through this strategy. The Company's general policy is to acquire "A" rated or better, insured tax-free municipal bonds. Collateralized mortgage obligations have an average life of five years or less at purchase date. New purchases of collateralized mortgage obligations and municipal bonds are classified as available-for-sale securities. At June 30, 1998, collateralized mortgage obligations and municipal securities had a amortized cost of $27,217,000 and $3,962,000, respectively, and a fair value of $27,051,000 and
$4,032,000, respectively.

RESULTS OF OPERATIONS

The Company's after-tax earnings were $630,000 during the first six months of 1998 compared with $250,000 during the same period in 1997.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first six months of 1998, net interest income at $3,509,000 was $376,000 ahead of the same period in 1997. The primary cause of the increase was the investment income generated through the increase in deposits. That increase was mitigated by the decrease in interest on time deposits with other financial institutions during the first six months of 1998 of $101,000 as compared to the same period in 1997.

Non-interest income increased by $86,000 in the first six months of 1998. This increase resulted mainly from the increase in service charges on deposit accounts and fees from brokered mortgage loans.

Non-interest expenses consist of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the business affairs of the Company. Total non-interest expenses decreased $139,000 or 4.7% during the first six months of 1998 when compared with the first six months of 1997. Salaries and benefits accounted for $72,000 of this decrease through the attrition of full-time equivalent employees. Other non-interest expense decreased $46,000 for the first six months of 1998 compared to the same period in 1997, primarily, as a result of a more effective expense control system.

CAPITAL RESOURCES AND ADEQUACY

Shareholders equity was $9.0 million or 6.4% of total assets at June 30, 1998 compared with $8.6 million or 6.6% of total assets at December 31, 1997. The ratio of capital to risk-weighted assets at June 30, 1998 was 11.52% for the Company and 11.57% for the Bank. Both ratios exceeded the regulatory requirements for a "well-capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums for "well-capitalized"institutions in the foreseeable future. Therefore, in management's opinion, the Company and the Bank have adequate capital in order to support future growth. The Board of Directors declared a $.125 per share dividend on June 16,1998 for stockholders of record of June 19,1998 and payable on July 1, 1998.

INFLATIONARY FACTORS

Since the assets and liabilities of the Bank are primarily monetary in nature, the performance of the Bank is affected more by changes in interest rates than by inflation.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS
     As of June 30, 1998, the Company was not party to any significant legal proceeding.


     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
     There were no changes in the Company's securities during the quarter.


     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
     No securities of this nature.


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            On June 16, 1998, the Company held an annual meeting of shareholders (the "Meeting") for the purpose of (i) electing ten persons to serve as the Company's directors until the next annual meeting of shareholders and until their respective successors shall be elected and qualified, and (ii) ratifying the appointment of Ernst & Young LLP as the Company's independent public accountants for the 1998 fiscal year.

     All ten of management's nominees for directors were elected at the Meeting, and there was no opposition to management's nominees as listed in the Company's proxy statement first mailed to shareholders on May 26, 1998. The number of votes cast for and against, and the number of abstentions and broker non-votes relating to, each of management's nominees is set forth below:




                                                       Abstentions and
     Name                      For        Against     Broker Non-Votes
     ----                      ---        -------     ----------------
     William A. Bacigalupi     626,694       100             0
     Dennis Groth              626,694       100             0
     E. James Hedemark         626,694       100             0
     Michael D. Irwin          626,694       100             0
     Brian J. Kelly            626,694       100             0
     C. Richard Lemon          626,694       100             0
     Joseph G. Peatman         626,694       100             0
     A. Jean Phillips          626,694       100             0
     George M. Schofield       626,694       100             0
     W. Clarke Swanson, Jr.    626,694       100             0

     The adoption of the Company's 1998 amended and restated Stock Option Plan was ratified by a majority vote of the Company's shareholders. 606,664 votes were cast in favor of the ratification, 2,283 votes were cast against, and there were 17,847 abstentions and broker non-votes.

     The appointment of Ernst & Young LLP as the Company's independent public accountants for the 1998 fiscal year was ratified by a majority vote of the Company's shareholders. 626,694 votes were cast in favor of ratification, 100 votes were cast against, and there were no abstentions and broker non-votes.


     ITEM 5 - OTHER INFORMATION
     None.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits. See Index to Exhibits to this Form 10-QSB, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

     (b)  Reports on Form 8-K:

          The Company did not file a report on Form 8-K during the second quarter of 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            NAPA NATIONAL BANCORP
                                            ---------------------
                                                (Registrant)



Date: August 14, 1998             /s/ Brian J. Kelly
                                  ------------------
                                  Brian J. Kelly
                                  President / COO



Date: August 14, 1998             /s/ Michael D. Irwin
                                  ---------------------
                                  Michael D. Irwin
                                  Chief Financial Officer

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