Form 10KSB/A
period 1997-12-31
NAPA NATIONAL BANCORP
filed 1998-10-29
CIK 700699

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A



(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended:  December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------
      Commission file number    0-11090
                             --------------------------------------------

-------------------------------------------------------------------------

                             NAPA NATIONAL BANCORP
                (Name of small business issuer in its charter)


        California                                    94-2780134
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

901 Main Street, Napa, California 94559
(Address of Principal executive offices)

Issuer's telephone number:  (707) 259-2440
Securities registered under Section 12(b) of the Exchange Act:

     Title of each class    Name of each exchange on which registered

     None                   N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Without Par Value
(Title of class)


     Check whether the issuer (1) fled all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes   X     No
    -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year:  $10,815,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     Aggregate market value of voting stock and non-voting stock held by non-affiliates of the registrant, based on a market value of $16.00 per share as of February 28, 1998: $2,882,400

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. February 28, 1998: 783,500.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

     Transitional Small Business Disclosure Format (check one):

Yes             No    X
    -------         -------

Napa National Bancorp (the "Corporation") hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1997, to include [Amended and] Restated Financial Data Schedules for the years ended December 31, 1996 and 1995, and for the first, second, third quarters of 1996 and 1997. The Amendment No. 2 is being filed as a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", and the restatement of income and expense items to reflect year to date totals.

Accordingly, the undersigned registrant hereby files the following exhibits as set forth in the pages attached hereto:

     Exhibit 27.1 [Amended and] Restated Financial Data Schedules restated for the Years Ended December 31, 1996 and December 31, 1995.

     Exhibit 27.2 [Amended and] Restated Financial Data Schedule restated for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997.

     Exhibit 27.3 [Amended and] Restated Financial Data Schedule restated for the periods ended March 31, 1996, June 30, 1996 and September 30,1996.


SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated:  October  23, 1998.

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


October 23, 1998
                                        /s/ William A. Bacigalupi*
                                                Director

October 23, 1998
                                        /s/ Dennis D. Groth*
                                                Director

October 23, 1998
                                        /s/ E. James Hedemark*
                                                Director

October 23, 1998
                                        /s/ Michael D. Irwin
                                                Director
                                        Chief Financial Officer
                                    (Principal Accounting Officer)

October 23, 1998
                                        /s/ Brian J. Kelly
                                           President and COO
                                                Director

October 23, 1998
                                        /s/ C. Richard Lemon*
                                         Secretary and Director

October 23, 1998
                                        /s/ Joseph G. Peatman*
                                                Director

October 23, 1998
                                        /s/ A. Jean Phillips*
                                                Director

October 23, 1998
                                        /s/ George M. Schofield*
                                                Director

October 23, 1998
                                        /s/ W. Clarke Swanson, Jr.*
                                        Chairman of the Board and CEO

October 23, 1998
                                   * By /s/  Brian J. Kelly
                                        Attorney-in-Fact
                                        By Power of Attorney
                                        Previously Filed with the Commission