Form 10QSB
period 1998-09-30
NAPA NATIONAL BANCORP
filed 1998-11-10
CIK 700699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


    For the QUARTER ENDED SEPTEMBER 30, 1998 Commission file number: 0-11090


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

The number of shares of the registrant's Common Stock, no par value, outstanding as of September 30, 1998, was 791,000.

Transitional Small Business Disclosure Format:

                      Yes                      No  X
                          ---                     ---

                              NAPA NATIONAL BANCORP
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

                  Consolidated Balance Sheets:
                                 September 30, 1998
                                 December 31, 1997

                  Consolidated Statements of Income:

                                 Three Months ended September 30, 1998
                                 Three Months ended September 30, 1997
                                 Nine Months ended September 30, 1998
                                 Nine Months ended September 30, 1997

                  Consolidated Statements of Cash Flows:

                                 Nine Months ended September 30, 1998
                                 Nine Months ended September 30, 1997

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

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                              (Dollars in 000's)

                                                                                          September 30,               December 31,
                                                                                              1998                        1997
                                                                                          -------------               ------------
ASSETS
Cash and due from banks                                                                    $      7,647                $     9,926
Federal funds sold                                                                                7,275                     16,221
Time deposits with other financial institutions                                                       -                      1,782
Investment securities: Held to Maturity                                                           1,798                      1,823
Investment securities: Available for Sale                                                        32,939                     17,250
Federal Reserve and Federal Home Loan Bank Stock                                                    547                        582
Loans, less allowance for loan losses of $1,658 and $1,566 at September 30, 1998
     and December 31, 1997                                                                       80,105                     78,057
Premises, furniture, fixtures and equipment, net                                                  2,583                      2,612
Accrued interest receivable                                                                       1,281                        934
Other real estate owned                                                                             262                        607
Other assets                                                                                      1,273                      1,025
                                                                                           ------------                 ----------

TOTAL ASSETS                                                                               $    135,710                $   130,819
                                                                                           ============                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                                             $     29,485                $    33,386
   Interest-bearing:
      Savings                                                                                    20,206                     12,982
      Transaction                                                                                32,815                     34,557
      Time certificates                                                                          42,896                     40,536
                                                                                           ------------                 ----------
      TOTAL DEPOSITS                                                                            125,402                    121,461
Accrued interest payable and other liabilities                                                      764                        771
                                                                                           ------------                 ----------
TOTAL LIABILITIES                                                                               126,166                    122,232
                                                                                           ------------                 ----------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 1,000,000 shares authorized; no shares outstanding
Common stock, no par value, 20,000,000 shares authorized; 791,000 and 783,500 shares issued and outstanding at September 30, 1998 and December 31, 1997,
     respectively                                                                                 7,207                      7,147
Retained earnings                                                                                 2,218                      1,417

Net unrealized gain on available for sale securities, net of taxes                                  119                         23
                                                                                           ------------                 ----------
TOTAL SHAREHOLDERS' EQUITY                                                                        9,544                      8,587
                                                                                           ------------                 ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $    135,710                 $  130,819
                                                                                           ============                 ==========

               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)

                                                                                                  Three Months Ended
                                                                                                     September 30,
                                                                                            --------------------------------
                                                                                                1998                 1997
                                                                                            ---------             ----------
INTEREST INCOME:
     Interest and fees on loans                                                             $   2,010               $  2,223
     Interest on federal funds sold                                                                98                    256
     Interest on time deposits with other financial institutions                                    2                     55
     Interest and dividends on investment securities                                              533                     34
                                                                                            ---------             ----------
                        TOTAL INTEREST INCOME                                                   2,643                  2,568
INTEREST EXPENSE ON DEPOSITS                                                                      879                    773
                                                                                            ---------             ----------
                        NET INTEREST INCOME                                                     1,764                  1,795
Provision for loan losses                                                                          75                    102
                                                                                            ---------             ----------
                        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     1,689                  1,693
                                                                                            ---------             ----------
NON-INTEREST INCOME:
     Service charges on deposit accounts                                                          151                    117
     Mortgage loan service fees                                                                    12                     18
     Other                                                                                        146                    127
                                                                                            ---------             ----------
                        TOTAL NON-INTEREST INCOME                                                 309                    262
                                                                                            ---------             ----------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                             1,075                    811
     Occupancy                                                                                    127                    120
     Furniture, fixtures and equipment                                                             75                    121
     Other                                                                                        403                    448
                                                                                            ---------             ----------
                        TOTAL NON-INTEREST EXPENSE                                              1,680                  1,500
                                                                                            ---------             ----------
                        INCOME BEFORE INCOME TAXES                                                318                    455
INCOME TAXES                                                                                      112                    184
                                                                                            ---------             ----------
                        NET INCOME                                                          $     206               $    271
                                                                                            =========             ==========
EARNINGS PER COMMON SHARE                                                                   $    0.26               $   0.35
                                                                                            =========             ==========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                                               $    0.25               $   0.33
                                                                                            =========             ==========
Weighted average common shares outstanding used to compute net earnings
     per common share                                                                         787,000                772,666
                                                                                            =========             ==========
Weighted average common shares outstanding used to compute net earnings
     per common share - Assuming Dilution                                                     830,392                826,373
                                                                                            =========             ==========

               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                            --------------------------------
                                                                                               1998                  1997
                                                                                            ---------              ---------
INTEREST INCOME:
     Interest and fees on loans                                                             $   6,043               $  6,253
     Interest on federal funds sold                                                               509                    694
     Interest on time deposits with other financial institutions                                   18                    172
     Interest and dividends on investment securities                                            1,330                     96
                                                                                            ---------              ---------
                        TOTAL INTEREST INCOME                                                   7,900                  7,215
INTEREST EXPENSE ON DEPOSITS                                                                    2,627                  2,287
                                                                                            ---------              ---------
                        NET INTEREST INCOME                                                     5,273                  4,928
Provision for loan losses                                                                         265                    306
                                                                                            ---------              ---------
                        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     5,008                  4,622
                                                                                            ---------              ---------
NON-INTEREST INCOME:
     Service charges on deposit accounts                                                          396                    310
     Mortgage loan service fees                                                                    38                     47
     Other                                                                                        427                    371
                                                                                            ---------              ---------
                        TOTAL NON-INTEREST INCOME                                                 861                    728
                                                                                            ---------              ---------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                                             2,687                  2,495
     Occupancy                                                                                    366                    345
     Furniture, fixtures and equipment                                                            282                    363
     Other                                                                                      1,180                  1,271
                                                                                            ---------              ---------
                        TOTAL NON-INTEREST EXPENSE                                              4,515                  4,474
                                                                                            ---------              ---------
                        INCOME BEFORE INCOME TAXES                                              1,354                    876
INCOME TAXES                                                                                      518                    356
                                                                                            ---------              ---------
                        NET INCOME                                                          $     836              $     520
                                                                                            =========              =========
EARNINGS PER COMMON SHARE                                                                   $    1.07              $    0.68
                                                                                            =========              =========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                                               $    1.01              $    0.64
                                                                                            =========              =========
Weighted average common shares outstanding used to compute net earnings
     per common share                                                                         784,333                765,611
                                                                                            =========              =========
Weighted average common shares outstanding used to compute net earnings
     per common share - Assuming Dilution                                                     827,203                818,474
                                                                                            =========              =========

                (See notes to consolidated financial statements

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                              (Dollars in 000's)

                                                                                           Nine Months Ended
                                                                                               September 30,
                                                                                     -------------------------------
                                                                                       1998                   1997
                                                                                     ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    836                $   520
Reconciliation of net income to net cash provided by operating activities:
    Depreciation on premises and equipment                                                303                    358
    Extension of non-statutory stock options                                              153                      -
    Loss on sale of other real estate owned                                                 6                      -
    Amortization of deferred loan fees and discounts/premiums on securities               230                     21
    Provision for loan losses                                                             265                    306
    Increase in accrued interest receivable                                              (347)                   (21)
    Increase in other real estate owned                                                     -                   (153)
    Increase in other assets, net                                                        (209)                   (32)
    (Decrease)Increase in accrued interest payable and other liabilities                   (7)                   271
                                                                                     ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,230                  1,270
                                                                                     ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations, net of repayments                                                   (2,216)                (5,899)
Proceeds from maturities of time deposits with other financial institutions             1,782                    891
Activity in securities held to maturity:
    Purchases                                                                          (1,923)                (1,798)
    Maturities                                                                          1,948                  1,697
Activity in securities available for sale:
    Purchases                                                                         (21,248)                     -
    Principal Paydowns                                                                  4,603                      -
    Funds from Call on Available for sale                                                 792
Sale (Purchases) of Federal Reserve and Federal Home Loan Bank stock                       35                    (28)
Purchases of furniture and equipment                                                     (274)                  (463)
Proceeds on sale of other real estate owned                                               340                    130
                                                                                     ---------             ---------
NET CASH USED BY INVESTING ACTIVITIES                                                 (16,161)                (5,470)
                                                                                     ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                3,940                  5,436
Cash dividends                                                                           (294)                  (286)
Compensation expense related to the exercise of incentive stock options                    60                    171
                                                                                     ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               3,706                  5,321
                                                                                     ---------             ---------

                                  (CONTINUED)

(See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                              (Dollars in 000's)

                                                                                           Nine Months Ended
                                                                                               September 30,
                                                                                     -------------------------------
                                                                                       1998                   1997
                                                                                     ---------             ---------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                       $(11,225)             $ 1,121
Cash and cash equivalents at beginning of period                                        26,147               24,479
                                                                                      --------              --------
Cash and cash equivalents at end of period                                            $ 14,922              $25,600
                                                                                      ========              ========

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30:
   Cash and due from banks                                                            $  7,647              $ 8,005
   Federal funds sold                                                                    7,275               17,595
                                                                                      --------              --------
                                                                                      $ 14,922              $25,600
                                                                                      ========              ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                             $  2,672              $ 2,413
                                                                                      ========              ========
   Cash paid for income taxes                                                         $    623              $    65
                                                                                      ========              ========

               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Napa National Bancorp and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1997.

Note 2 - Comprehensive Income

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

The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                     1998                                         1997
                                    -------------------------------------    ---------------------------------------------
                                    Third         Second        First        Fourth      Third      Second       First
                                    Quarter       Quarter       Quarter      Quarter     Quarter    Quarter      Quarter
                                    -------------------------------------    ---------------------------------------------
Net income                          $  206        $ 338         $ 292        $  226      $  271     $ 218        $  32
Net unrealized gain(loss) on
   available-for-sale
   securities                          175           (6)          (73)           39           -         -            -
                                    -------------------------------------    ---------------------------------------------
Total Comprehensive income          $  381        $ 332         $ 219        $  265      $  271     $ 218        $  32
                                    =====================================    =============================================

Note 3 - Extension of Non-Statutory Stock Options

On August 18, 1998, the Board of Directors approved the extension of 32,500 non-statutory options that expired on September 16, 1998. The new expiration date is of September 16, 2000. Based on a current market value of the Company's Common Stock of $16.00, the extension of the exercise periods for these non-statutory options resulted in the Company taking a charge against third quarter earnings of $153,400, net of taxes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the results of the Company's operations for the nine months ended September 30, 1998 and 1997 and the financial condition and liquidity of the Company as of September 30, 1998 and December 31, 1997.

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

FINANCIAL CONDITION

The Company's assets increased approximately $4.9 million during the first nine months of 1998 as compared to the period ended December 31, 1997. The substantial portion of that increase was utilized in the investment portfolio. Total assets were $135.7 million at September 30, 1998 compared with $130.8 million at December 31, 1997. Total deposits increased to $125.4 million at September 30, 1998 compared with $121.4 million at December 31, 1997.

The loan portfolio of $81.9 million at September 30, 1998 increased slightly compared to the December 31, 1997 total of $79.6 million. The allowance for loan losses on September 30, 1998 was $1,658,000 or 2.02% of total gross loans outstanding. Net loan charge-offs for the first nine months of 1998 were $173,000. In the opinion of management, the allowance for loan losses was considered adequate at September 30, 1998 based on management's analysis of the risks inherent in the loan portfolio.

The Company's "held to maturity securities" consist of Treasury bonds, municipals and stock in the Federal Reserve and Federal Home Loan Bank and are classified as such in accordance with SFAS No. 115. At September 30, 1998, the "held to maturity" investment portfolio's amortized cost and fair market value was $2,345,000.

In fourth quarter 1997, the Company began to diversify its investment portfolio to include collateralized mortgage obligations and municipal bonds. The intention of management is to increase earnings and improve asset liability management through this strategy. The Company's general policy is to acquire "A" rated or better, insured tax-free municipal bonds. Collateralized mortgage obligations have an average life of five years or less at purchase date. New purchases of collateralized mortgage obligations and municipal bonds are classified as available-for-sale securities. At September 30, 1998, collateralized mortgage obligations and municipal securities had an amortized cost of $27,152,000 and $5,686,000, respectively, and a fair value of $27,142,000 and $5,797,000, respectively.

RESULTS OF OPERATIONS

The Company's after-tax earnings were $836,000 during the first nine months of 1998 compared with $520,000 during the same period in 1997.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first nine months of 1998, net interest income at $5,273,000 was $345,000 ahead of the same period in 1997. The primary cause of the increase was the investment income which resulted from utilizing the increase in deposits. That increase was mitigated by the decrease in interest on time deposits with other financial institutions during the first nine months of 1998 of $154,000 as compared to the same period in 1997.

Non-interest income increased by $133,000 in the first nine months of 1998 as compared to the same period in 1997. This increase resulted mainly from the increase in service charges on deposit accounts and fees from brokered mortgage loans.

Non-interest expenses consist of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the business affairs of the Company. Total non-interest expenses increased $41,000 or .9% during the first nine months of 1998 when compared with the first nine months of 1997. Salaries and benefits increased $192,000 due mainly to additional compensation expense for the extension of the non-statutory stock options. Otherwise, salaries and benefits would have indicated a decrease of $68,000 as compared to 1997. Other non-interest expense decreased $91,000 for the first nine months of 1998 compared to the same period in 1997, primarily, as a result of a more effective expense control system.

CAPITAL RESOURCES AND ADEQUACY

Shareholders equity was $9.5 million or 7.0% of total assets at September 30, 1998 compared with $8.6 million or 6.6% of total assets at December 31, 1997. The ratio of capital to risk-weighted assets at September 30, 1998 was 11.80% for the Company and 11.57% for the Bank. Both ratios exceeded the regulatory requirements for a "well-capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums for "well-capitalized"institutions in the foreseeable future. Therefore, in management's opinion, the Company and the Bank have adequate capital in order to support future growth.

INFLATIONARY FACTORS

Since the assets and liabilities of the Bank are primarily monetary in nature, the performance of the Bank is affected more by changes in interest rates than by inflation.

YEAR 2000

The Bank is performing a comprehensive analysis of its internal and external systems and applications, and an assessment of its customers and vendors to determine compliance with Year 2000. To review internal and external systems, the Bank has developed comprehensive plans and methodologies to test each mission-critical system for compliance with Year 2000 issues. The written test plans define each mission-critical system as well as the test environment, methodology and schedule that will be utilized to verify compliance. Completion for the testing of mission-critical systems is scheduled for December 1, 1998. At this time, there have no significant difficulties in assuring Year 2000 compliance.

The Bank has incorporated a Remediation Contingency Plan into the written test plan. If after the mission-critical systems have been reviewed there are discrepancies, the plan provides for resolution through working closely with software and hardware vendors. The Bank relies on third party vendors for its electronic data processing and does not own any proprietary software. Presently, there are no indications that significant non-compliance with Year 2000 issues have occurred.

The Bank has developed a Customer Risk Assessment program for identifying, evaluating and mitigating potential risk to the Bank from customers' operational difficulties with Year 2000 compliance. This entails communicating directly with customers that may represent a material risk to Bank operations through non-compliance with Year 2000. For vendors of the Bank, written notification is obtained assuring the Bank of the compliance requirements that is maintained to adhere to Year 2000 compliance. All procedures to test for Year 2000 are performed in compliance with the Bank's regulatory agency, the Office of the Comptroller of the Currency.

Costs incurred year to date associated with Year 2000 issues have been approximately $107,000. These costs included the current phases of testing and assessment of mission-critical systems, enhancements to current systems to ensure compliance, and personnel costs to implement proactive procedures. It is estimated that costs for completing Year 2000 compliance will range from $100,000 to $300,000. It is not expected that Year 2000 expenditures will have a material effect on the Company's result of operations, liquidity or capital position.

   PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         As of September 30, 1998, the Company was not party to any significant legal proceeding.

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         There were no changes in the Company's securities during the quarter.

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         No securities of this nature.

         ITEM 4 - OTHER INFORMATION

         None.

         ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See Index to Exhibits to this Form 10-QSB, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

         (b) Reports on Form 8-K:

             The Company did not file a report on Form 8-K during the third quarter of 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NAPA NATIONAL BANCORP
                                             (Registrant)




Date: November 13, 1998                  /s/ Brian J. Kelly
                                         ------------------------------
                                         Brian J. Kelly
                                         President / COO


Date: November 13, 1998                  /s/ Michael D. Irwin
                                         ------------------------------
                                         Michael D. Irwin
                                         Chief Financial Officer

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