Form 10KSB
period 1998-12-31
NAPA NATIONAL BANCORP
filed 1999-03-25
CIK 700699

                    U.S.SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10 - KSB

(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                 For the fiscal year ended:  December 31, 1998
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenue earned for the fiscal year ended December 31, 1998: $11,953,000

Aggregate market value of voting stock and non-voting stock held by nonaffiliates of the registrant, based on a market value of $17.00 per share as of February 28, 1999: $3,474,000

Number of shares of the registrant's sole class of common equity (Common stock, without par value), as of February 28, 1999: 791,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A not later than April 30, 1999) are incorporated by reference into Part III of this report.

Transitional small business disclosure format: Yes ___   No   X
                                                             ---

                               TABLE OF CONTENTS


PART I


Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders



PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters

Item 6.   Management's Discussion and Analysis or Plan of Operation

Item 7.   Financial Statements

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

SIGNATURES

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

     This Annual Report on Form 10-KSB includes forward-looking information which is subject to a "safe harbor" created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: increasing competitive pressure; changes in the interest rate environment; general economic conditions, deterioration in credit quality which could cause an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Napa County and the wine industry; volatility of interest rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; risks associated with the Year 2000 which could cause disruptions in the Company's operations and changes in the securities markets. See also "Certain Additional Business Risks"and "Year 2000" included herein in
Item I and other risk factors discussed elsewhere in this Report.

GENERAL

     Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. At December 31, 1998, the Company had consolidated assets of $144,089,000 and shareholders' equity of $9,813,000. The Bank is a full service commercial bank with three offices serving the Napa Valley area in Northern California. The Company itself does not engage in any business activities other than the ownership of the Bank and the ownership of Napa National Leasing Corporation, an inactive subsidiary authorized to engage in the leasing of equipment and other personal property of the Company. W. Clarke Swanson, Jr., Chairman of the Board and CEO, beneficially owns approximately 64% of the outstanding shares of Common stock of the Company. The Company is registered under the Bank Holding Company Act of 1956, as amended.

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

EMPLOYEES

     At December 31, 1998, the Bank employed 83 employees, including 21 officers and 11 part-time employees. At December 31, 1998, the Company employed one employee.

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

     Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

     The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

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

     Under California law,(a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and
(c) the Commissioner is authorized to approve an interstate acquisition of merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California bank.

     The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions"for additional restrictions on the ability on the Company and the Bank to pay dividends.

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

     Comprehensive amendments to the FRB's Regulation Y became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

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


CAPITAL STANDARDS

     The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

     In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank.

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

     October 1, 1998, the FDIC adopted two rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998. The FDIC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

     In addition to the risked-based guidelines, the federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%.

     In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     As of December 31, 1998, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized depository institutions, as of December 31, 1998 (amounts in thousands except percentage amounts).


                                             The Company
                        -----------------------------------------------------
                                                       Well        Minimum
                               Actual              Capitalized     Capital
                        --------------------
                        Capital       Ratio            Ratio      Requirement
                        -------       ------       ------------  ------------


Leverage.............   $ 9,813        6.92%            5.0%          4.0%
Tier 1 Risk-Based....     9,813       10.69             6.0           4.0
Total Risk-Based.....    10,965       11.95            10.0           8.0


                                                The Bank
                        -----------------------------------------------------
                                                       Well       Minimum
                               Actual              Capitalized    Capital
                        -------------------
                        Capital       Ratio            Ratio     Requirement
                        -------       ------       -----------  -------------

Leverage.............   $ 9,689        6.84%            5.0%           4.0%
Tier 1 Risk-Based....     9,689       10.57             6.0            4.0
Total Risk-Based.....    10,841       11.83            10.0            8.0


     The federal banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. The federal banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy.


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

     Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

     "Well capitalized"                       "Adequately capitalized"
      ----------------                         ----------------------
     Total risk-based capital of               Total risk-based capital of
     10%;                                      8%;
     Tier 1 risk-based capital                 Tier 1 risk-based capital of
     of 6%; and                                4%; and
     Leverage ratio of 5%.                     Leverage ratio of 4%.

     "Undercapitalized"                        "Significantly undercapitalized"
      ----------------                          ------------------------------
     Total risk-based capital of               Total risk-based capital of less
     less than 8%;                             than 6%;
     Tier 1 risk-based capital of              Tier 1 risk-based capital of
     less than 4%; or                          less than 3%; or
     Leverage ratio of less than 4%.           Leverage ratio of less than 3%.

     "Critically undercapitalized"
      ---------------------------
     Tangible equity to total assets of
     less than 2%.

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

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

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

     The federal banking agencies also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

     The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibit a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend shall be paid. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by the Bank is governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan losses. Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payment are not expressly prohibited by statute. Based upon these restrictions, the Bank could have declared dividends for 1998 of $2,342,000 without prior regulatory approval

PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

     FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be. During 1998, the Company paid premiums in the amount of $18,000


COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

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

     The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business.

PENDING LEGISLATION AND REGULATIONS

     There are pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms.

     Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to require "know your customer" policies, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.


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

     The enactment of the Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

CERTAIN ADDITIONAL BUSINESS RISKS

     The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

     Shares of the Company's common stock eligible for future sale could have a dilutive effect on the market for the Company's common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 20,000,000 shares of common stock, and 1,000,000 shares of preferred stock of which approximately 791,000 shares of common stock and no shares of preferred stock were outstanding at December 31, 1998. As of December 31, 1998, outstanding options to purchase common stock were 134,200, and common stock available for grants under the Company's stock option plans was 118,300 shares.

     The loan portfolio of the Company is dependent on real estate. At December 31, 1998, real estate served as the principal source of collateral with respect to approximately 67% of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

     The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

YEAR 2000

     The risks associated with the "Year 2000" problem involve both operational issues relating to the Bank's data processing systems and the impact of this problem on the operations of the Bank's customers. Both of these issues could have a significant negative impact on the Company's financial condition or results of operations including the level of the Bank's provision for possible loan and lease losses in future periods. See "Year 2000 Problem."

YEAR 2000 PROBLEM

     The "Year 2000" problem relates to the fact that many computer programs and other technology utilizing microprocessors only use two digits to represent a year, such as "98" to represent "1998." In the year 2000, such programs/processors could incorrectly treat the year 2000 as the year 1900. The Company's business is dependent on technology and data processing. As a result, it has created a Year 2000 team whose members are familiar with the Company's business and operations. This issue has grown in importance as the use of computers and microprocessors has become more pervasive throughout the economy, and interdependencies between systems has multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, communications, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or those of their customers or suppliers.

     The Company utilizes ITI banking software which processes on Unisys equipment for its data processing and mission critical needs. The Company does not have access to the programming code of the software. The Company is dependent on this system, as well as personal computers connected on a local area network.

     The Company's business also involves non-IT products and services, some of which have embedded technology which might not be Year 2000 compliant. Some non-IT products and services involve various infrastructure issues such as power, communications and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT mission critical systems.

     The Company's application software, data processing vendors, computer operating systems, local area network and the power and communication infrastructure provide critical support to substantially all of its business and operations. Failure to successfully complete renovation, validation and implementation of its mission critical IT systems could have a material adverse effect on the operations and financial performance of the Company. Moreover, Year 2000 problems experienced by significant vendors or customers of the Company or power or communications systems could negatively impact the business and operations of the Company even if its own critical IT systems are capable of functioning satisfactorily. Due to the numerous issues and problems which might arise and lack of guarantees concerning Year 2000 readiness from non-IT service providers such as power and communication systems vendors, the Company cannot quantify the potential cost of problems if the Company's renovation and implementation efforts or the efforts of significant vendors or customers are not successful.

     State of Readiness

     The Company has conducted a comprehensive review of its IT systems to identify the systems that could be affected by the Year 2000 problem and has developed a plan designed to resolve the problem. The Company believes it has made continuous progress in addressing all material aspects of the Year 2000 problem.

     The Company completed the Awareness and Assessment Phases, as defined by the Federal Financial Institutions Examination Council (FFIEC), for its IT systems and Company facilities in 1998 and continues to update its assessment as needed. The Company has identified mission-critical systems, assessed the state of Year 2000 compliance of those systems, and developed a plan to correct non-compliant systems. The Company reports on a regular basis to the Board of Directors on Year 2000 progress.

     The target date established by the FFIEC for substantial completion of testing for internal mission-critical IT systems was December 31, 1998. At December 31, 1998, the Company had substantially completed testing of non-Year 2000 compliant IT Systems that were identified as mission-critical. By March 31, 1999 FFIEC Guidelines require that testing by companies relying on service providers for mission-critical systems should be substantially complete. External testing with material other third parties (customers, other financial institutions, business partners, payment system providers, etc.) should have begun. By June 30, 1999 testing of mission-critical systems should be complete and implementation should be substantially complete.

     Based on information provided by outside service providers and its testing process the Company believes that its mission critical IT systems are substantially Year 2000 compliant. The Company intends to work with its vendors to resolve any other issues discovered during the testing process. The Company plans to complete secondary testing, where it is deemed appropriate, by June 30, 1999. The Company is also monitoring the Year 2000 readiness of outside product and service vendors. The Company cannot test for Year 2000 readiness of its power and telecommunications vendors, although the Company is monitoring their readiness. Additionally, at the date of this report, management of the Company had not identified any serious problems with its mission-critical systems.

     Costs

     The Company is expensing all period costs associated with the Year 2000 problem. Through December 31, 1998, the amount of such expense had been approximately $50,000. Management estimates that the Company will incur approximately an additional $200,000 in Year 2000 related expenses in fiscal 1999. There can be no assurance that these expenses will not increase as further testing and assessment of vendor and customer readiness and contingency planning for the Year 2000 continues. The above cost estimates include costs for consultants, running tests and technical assistance from vendors, as well as development of contingency plans and costs of communicating with customers concerning Year 2000 issues

     Risks

     Because the Company recognizes that its business and operations could be adversely affected if key business partners fail to achieve timely Year 2000 compliance, the Company is evaluating strategies to manage and mitigate the risks to the Company of their Year 2000 failures.

     Management has identified a long-range, most reasonably likely, worst case scenario. This scenario suggests that the Year 2000 problem might negatively impact some significant customers and non-IT vendors/products through the failure of the customer and/or vendor to be prepared or the impact on them of the failure of their own vendors and customers. Management believes that this scenario could occur in conjunction with an economic recession arising from the Year 2000 problem. The Bank's asset quality and earnings could be adversely impacted in that event. It is not possible to predict the effect of this Year 2000 scenario on the economic viability of the Bank's customers and the related adverse impact it may have on Company's financial position and results of operations, including the level of the Bank's provision for possible loan losses in future periods. Further there can be no assurance that other possible adverse scenarios will not occur.

     The Company presently believes that, based upon its Year 2000 testing program and assuming representations of Year 2000 readiness from significant vendors and customers are accurate, the Year 2000 issue should not pose significant operational risks for the Company's IT systems. However, other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers and vendors, the impact of infrastructure failures such as power, communications and water on the Company's IT systems, the economy and future actions which banking or securities regulators may take.

     The Company is making efforts to ensure that its customer base is aware of the Year 2000 problem. In addition to seminars for and mailings to its customer base, the Bank has amended its credit policy and credit authorization documentation to include consideration regarding the Year 2000 problem. Significant customer relationships have been identified, and such customers are being contacted by the Bank's account officers to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions. An initial assessment of these customers was substantially completed in late 1998. The Company is taking follow-up action in 1999 based on the results of this assessment.

     The Company has also attempted to contact major vendors and suppliers of non-software products and services (including those where products utilize embedded technology) to determine the Year 2000 readiness of such organizations and/or the products and services which the Company purchases from such organizations. The Company is monitoring reports provided by such vendors regarding their preparations for Year 2000. This is an ongoing process and the Company intends to continue to monitor information provided by such vendors through the century date change.

     Federal banking regulators have responsibility for supervision and examination of banks to determine whether they have an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Examiners are also required to assess the soundness of an institution's internal controls and to identify whether further corrective action may be necessary to ensure an appropriate level of attention to Year 2000 processing capabilities. Management believes it is currently in compliance with the federal bank regulatory guidelines and timetables.

     Contingency Plans

     The FFIEC guidelines indicate that remediation contingency plans may be necessary for mission-critical applications or systems that have not been certified as Year 2000 ready. In September 1998, the Company began to develop high-level remediation contingency plans for applications and systems used by the Company that are deemed mission-critical. Generally this has involved the identification of an alternate vendor or other expected actions the Company could take, as well as the establishment of a trigger date to implement the contingency plan. The Company is currently working to develop further contingency plans to address potential business disruptions which might result from Year 2000 issues.

     By June 1999, the Company expects to complete a Year 2000 business resumption plan based on a review of reasonable worst-case scenarios. This business resumption plan is intended to enable the Company to continue to conduct its core business despite unexpected Year 2000-related failures of systems or services. This will involve, among other things procedures to be followed in the event of a power failure, communications failure, or system failure which occurs despite the testing which has been performed. The Company intends to test and refine this plan by September 1999.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Bank maintains its main offices at 901 Main Street in the Downtown part of Napa, California. The Company opened this banking facility in 1995. This property is a two story building with approximately 10,000 square feet with an adjacent paved ground level parking lot. The parking lot is approximately 10,860 square feet. The Company had leased the facility until December 4, 1998. At that time, the Company purchased the building for $2.3 million.

     The Company owns its Claremont branch. The building, comprised of approximately 5,000 square feet, was remodeled so that it could be put into service as a full service banking branch. The cost of the remodeling, security systems and necessary furniture and equipment was approximately $600,000. This building was remodeled again in 1995 in order to accommodate the Bank's Electronic Data Processing and Customer Service departments. The cost of this remodel was approximately $50,000.

     The Company leases the Bank's approximately 2,400 square foot branch office located at 1015 Adams Street in downtown St. Helena, California. The lease term ends in 1999, with two options to extend the term of the lease for five years each. Rent paid for the St. Helena office was approximately $61,000 during 1998. In addition, the Bank pays utilities, insurance and maintenance relating to the branch. The Company has exercised its first option to extend the lease an additional five years after the term ends in 1999. The monthly rent on the option is currently being negotiated.

     All properties owned or leased by the Company are considered to be in good condition and appropriate for the general business conducted at each location. All properties, in management's opinion are adequately insured for fire and hazard damage.


ITEM 3.  LEGAL PROCEEDINGS.

     As of December 31, 1998, neither the Company, the Bank nor the Leasing Company was a party to, nor was any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities. At the same date, the Bank was involved as plaintiff in ordinary routine litigation incidental to its business.

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

     The following table sets forth, for the fiscal quarters indicated, the range of high and low sales prices, excluding broker's commissions, based upon information as reported to management regarding actual trades. These figures may not include private transactions. Other than to this extent, there is no established public trading market in the Company's common stock other than trades effected through Round Hill Securities.


                                     SALES PRICES OF THE COMPANY'S
                                            COMMON STOCK

                                                         TRADING
     YEAR                      HIGH           LOW        VOLUME
     1998
Fourth Quarter                 $15.50        $15.50       1,100
Third Quarter                     N/A           N/A           0
Second Quarter                  15.50         15.50         300
First Quarter                   15.50         15.50         600

     1997
Fourth Quarter                 $16.00        $15.50       8,950
Third Quarter                   15.50         14.50         430
Second Quarter                  14.50         14.50       4,000
First Quarter                   14.50         10.00       7,500


     Because the Company's Common stock is not listed on any exchange, accurate trading volumes are difficult to ascertain. Trading volumes shown primarily reflect known trades involving the Company's Employee Stock Ownership Trust ("ESOT"). The ESOT purchased 2,000 and 20,780 shares in 1998 and 1997, respectively.

     As of February 28, 1999, the outstanding shares of the Company's Common stock were held of record by 301 shareholders. The last known trade of the Company's Common stock occurred on December 7, 1998, for 400 shares, at a price per share of $15.50.

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

     During the first quarter of 1998, the Company declared and paid a cash dividend of twelve and a half cents ($0.125) per share on outstanding stock. The first quarter dividend was based on first quarter 1998 earnings and amounted to $98,000. The Bank provided $98,000 in funding to the Company for payment of the dividend. During the second quarter of 1998, the Company declared a second cash dividend of twelve and a half cents ($0.125) per share. This cash dividend was based on the second quarter earnings of 1998 and amounted to $98,000. The Bank provided $96,000 in funding to the Company for payment of the dividend. During the third quarter of 1998, the Company declared and paid a another cash dividend of twelve and a half cents ($0.125) per share for a total of $98,300. The Bank provided $70,400 in funding to the Company for payment of the dividend. During the fourth quarter of 1998, the Bank paid a $63,000 cash dividend to the Company, providing the Company with a portion of the funds necessary for the Company to again declare and issue a twelve and a half cents ($0.125) per share dividend. This fourth quarter dividend in the amount of $99,000 was based on fourth quarter earnings and was paid to shareholders on December 1, 1998. Total dividends paid by the Bank to the Company and from the Company to its shareholders for 1998 amounted to $327,000 and $393,000 respectively. See "Restrictions on Dividends and Other Distributions" included in Item 1 herein for a discussion of certain restrictions on the ability of the Company and Bank to declare dividends and other distributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Annual Report on Form 10-KSB includes forward-looking information which is subject to a "safe harbor" created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: increasing competitive pressure; changes in the interest rate environment; general economic conditions, deterioration in credit quality which could cause an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in Napa County and the wine industry; volatility of interest rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; risks associated with the Year 2000 which could cause disruptions in the Company's operations and changes in the securities markets. See also "Certain Additional Business Risks"and "Year 2000" included herein in
Item I and other risk factors discussed elsewhere in this Report.

     The following analysis of the Company's financial condition for the years ended December 31, 1998 and 1997 and results of operation for each of the two years in the period ended December 31, 1998, should be read in conjunction with the Consolidated Financial Statements, related Notes thereto and other information presented elsewhere herein. Since the Company is a bank holding company whose principal asset is, and is expected to be, the capital stock of the Bank, the following analysis relates principally to the financial condition and results of operations of the Bank.

     The consolidated financial statements of the Company are prepared in conformity with already defined as "GAAP" above and prevailing practices within the banking industry. All material intercompany transactions and accounts have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Average balances, including such balances used in calculating certain financial ratios, are comprised of average daily balances. All dollar amounts are rounded, except earnings per share data.


The following presents selected consolidated financial information for the Company for the five years ended December 31, 1998:

                                            YEAR ENDED DECEMBER 31,
                                   1998     1997     1996      1995      1994
                             ($ IN 000'S EXCEPT EARNINGS PER SHARE AND RATIOS)
STATEMENT OF OPERATIONS
Total interest income         $ 10,535   $  9,803  $  9,173  $  8,432  $ 6,226
Total interest expense           3,461      3,075     2,814     2,634    1,658
Provision for loan losses          265        556       550       323      149
Net interest income after
 provision for loan losses       6,809      6,172     5,809     5,475    4,419
Other income                     1,418      1,012       806       800      627
Other expense                    6,078      5,917     5,099     4,409    3,716
Income before
  income tax                     2,149      1,267     1,516     1,866    1,330
Income tax                         826        521       614       765      550
Net income                       1,323        746       902     1,101      777
Cash Dividends Paid           $    393   $    385  $    378  $      0        0

BALANCE SHEET INFORMATION (AT PERIOD END):
Total assets                  $144,089   $130,819  $113,827  $104,851  $86,477
Net loans                       77,647     78,057    78,290    73,374   62,103
Total deposits                 133,251    121,461   105,417    96,752   79,378
Shareholders' equity             9,813      8,587     7,971     7,447    6,346
Shareholders' equity
  per share                   $  12.41   $  10.96  $   8.67  $   8.44     8.41

SELECTED FINANCIAL RATIOS:
Net interest margin               5.77%    6.27%    6.75%   6.98%   6.25%
Allowance for loan losses
 to average loans                 2.08%    1.92%    1.75%   1.93%   1.78%
Nonperforming loans to
 average loans                    0.13%    3.59%    4.41%   2.11%   1.63%
Net charge-offs
 to average loans                 0.20%    0.48%    0.60%   0.07%   0.02%
Average earning assets to
 total average assets            89.61%   91.26%   92.15%  91.52%  92.00%
Return on average assets          0.97%     .63%     .94%   1.30%   1.05%
Return on average
 shareholders' equity            14.43%    9.50%   11.61%  16.40%  14.02%
Average equity to average
 assets ratio                     6.70%    6.68%    7.46%   7.27%   6.87%
Leverage Ratio (1)                6.92%    6.86%    7.11%   7.16%   7.28%
Total Risk based
 capital ratio                   11.95%   10.99%   10.47%  10.40%  10.33%

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

SUMMARY OF FINANCIAL RESULTS

     The Company recorded net income of $1,323,000, or $1.60 per share on earnings per common share - assuming dilution for the year ended December 31, 1998 compared to $746,000 or $.91 per share on earnings per common share - assuming dilution for the year ended December 31, 1997.

     Net income increased in 1998 over 1997 by $577,000, or 77%. The primary reason for this increase was due to an increase in interest income of $732,000 or 7% and a decrease in the provision for loan loss of $291,000. This increase was affected by a $1,565,000 increase in investment security income. This was primarily the result of an enhanced investment strategy. The increase in interest income was partially offset by an increase in interest expense of $386,000 or 13%, in non-interest expense of $161,000 and income tax of $305,000.

     Another large increase in income included an increase of $406,000 in non-interest income. The large increase in non-interest income is due to the redemption of security collateral in connection with Sign Tech. The recovery was in the amount of $250,000.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

The following table sets forth the distribution of consolidated average assets, liabilities and shareholders' equity for the years ended December 31, 1998 and 1997. Average balances have been computed using daily adjusted balances.

                                                       YEAR ENDED DECEMBER 31,
                                                     1998                  1997
                                              AVERAGE                  AVERAGE
                                              BALANCE    PERCENT       BALANCE     PERCENT
                                              (000'S)    OF TOTAL     (000'S)     OF TOTAL
ASSETS
Cash and Due from Banks                  $  8,855          6.5%      $  6,932       5.9%
Interest-Bearing Deposits
  With Other Banks                            289           .2          3,715       3.2
Held-to-Maturity Investments
  Taxable                                   1,742          1.3          1,710       1.5
  Non-Taxable                                 100           .1             25
Available-for-Sale Investments
  Taxable                                  25,405         18.6          2,468       2.1
  Non-Taxable                               4,267          3.1            273        .2
Federal Funds Sold                         12,249          8.9         17,703      15.0

Loans, Net (1)                             78,605        57 .4         79,570      67.6
Premises and Equipment, Net                 2,707          2.0          2,543       2.2

Other Assets and Accrued
  Interest Receivable                       2,657          1.9          2,735       2.3

     Total Assets                        $136,876       100 .0%      $117,674     100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                 $ 31,346         22.9%      $ 25,748      21.9%
  Interest-Bearing
     Transaction Accounts                  34,550         25.2         30,545      25.9
  Savings                                  19,024         13.9         12,759      10.8
  Time                                     41,914         30.6         39,745      33.8

Total Deposits                            126,834         92.6        108,797      92.4


Other Liabilities and
 Accrued Interest                             909          0.7            683       0.6

Shareholders' Equity                        9,133          6.7          8,194       7.0
Total Liabilities and
  Shareholders' Equity                   $136,876        100.0%      $117,674     100.0%

--------------------
1) Average loans include net deferred loan fees and non-accrual loans and are net of the allowance for loan losses.

INTEREST RATES AND DIFFERENTIALS

     The following table sets forth information for the periods indicated concerning interest-earning assets and interest-bearing liabilities, respective average yields or rates, the amount of interest income or expense, and the net interest margin and the net interest spread. Loan fees of $119,000 in 1998 and $299,000 in 1997 are included in computations of interest income and expense, while interest on non-accrual loans is excluded from computations of interest income and expense.

                                     YEAR ENDED DECEMBER 31, 1998
                                                INTEREST
                                     AVERAGE     INCOME/   AVERAGE
                                     BALANCE     EXPENSE    YIELD/
                                     (000'S)     (000'S)     RATE
INTEREST-EARNING ASSETS
Loans, Net (1,2)                     $ 78,605    $ 8,041     10.23%
Interest-Bearing Deposits
  With Other Banks                        289         18      6.23
Held-to-Maturity Investments
  Taxable                               1,742         94      5.40
  Non-Taxable (3)                         100          7      7.00

Available-for-Sale Investments
  Taxable                              25,405      1,518      5.98
  Non-Taxable(3)                        4,267        282      6.61
Federal Funds Sold                     12,249        652      5.32
  Total Average Interest-Earning
    Assets                           $122,657    $10,612      8.65%

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-Bearing Transaction
    Accounts                         $ 34,550    $   708      2.05%
  Savings                              19,024        584      3.07
  Time                                 41,914      2,169      5.17

Total Average Interest-Bearing
    Liabilities                      $ 95,488    $ 3,461      3.62%

Net Interest Income and
  Net Interest Margin (4)                        $ 7,151      5.83%

Net Interest Spread (5)                                       5.03%

1) Average loans include net deferred loan fees and non-accrual loans and are net of allowance for loan losses.

2)   Loan interest income includes loan fees of $119,000.

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


                                    YEAR ENDED DECEMBER 31, 1997
                                               INTEREST
                                    AVERAGE     INCOME/   AVERAGE
                                    BALANCE     EXPENSE    YIELD/
                                    (000'S)     (000'S)     RATE
INTEREST-EARNING ASSETS

Loans, Net (1,2)                    $ 79,570     $8,419     10.58%
Interest-Bearing Deposits
  With Other Banks                     3,715        209      5.63
Held-to-Maturity Investments
  Taxable                              1,710         93      5.44
  Non-Taxable (3)

Available-for-Sale Investments
  Taxable                              2,468        155      6.20
  Non-Taxable (3)                        273         20      7.33
Federal Funds Sold                    17,703        916      5.17

 Total Average Interest-Earning
   Assets                           $105,464     $9,812      9.30%

INTEREST-BEARING LIABILITIES

Deposits:
  Interest-Bearing Transaction
     Accounts                       $ 30,545     $  656      2.15%
  Savings                             12,759        328      2.57
  Time                                39,745      2,091      5.26

Total Average Interest-Bearing
    Liabilities                     $ 83,049     $3,075      3.70%

Net Interest Income and
  Net Interest Margin (4)                        $6,737      6.39%

Net Interest Spread (5)                                      5.60%

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


                                            YEAR ENDED DECEMBER 31, 1998
                                                     COMPARED TO
                                            YEAR ENDED DECEMBER 31, 1997
                                                      (IN 000'S)
                                           AVERAGE     AVERAGE       NET
                                            VOLUME       RATE      CHANGE

INCREASE (DECREASE) IN INTEREST INCOME:
  Loans, Net (1)                            $ (102)        $(276)  $ (378)
  Interest-Bearing Deposits
     With Other Banks                         (193)            2     (191)
  Held-to-Maturity
     Taxable                                     2            (1)       1
     Non-taxable                                 7                      7

  Available-for-Sale
     Taxable                                 1,422           (59)   1,363
     Non-Taxable                               293           (31)     262
  Federal Funds Sold                          (282)           18     (264)

     Total Increase (Decrease)               1,147          (347)     800


INTEREST (DECREASE) IN INTEREST EXPENSE:

Deposits:
 Interest-Bearing Transaction
  Accounts                                      86           (34)           52
 Savings                                       161            95           256
 Time                                          114           (36)           78

  Total Increase (Decrease)                    361            25           386


  Change in Net Interest Income             $  786         $(372)       $  414

1) The effect of changes in loan fees is included as an adjustment to the average rate.

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

     For the year ended December 31, 1998, net interest income increased by $346,000, or 5%, over the same period of 1997. This number derives from the difference between total interest income and total interest expense. The $17,193,000 increase in average earning assets in 1998 compared to 1997 contributed significantly to this increase in net interest income.

     As of December 31, 1998, total average earning assets were $122,657,000, an increase of $17,193,000, or 16%, from the 1997 level of $105,464,000. The decrease in net interest margin to 5.83% in 1998 from 6.39% in 1997 offset some of the increase attributable to volume gains. The decline in net interest margin was due rate cuts in prime rate and competitive pressure.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is based upon management's assessment of the amount that is necessary to maintain the allowance for loan losses at an adequate level based on the Company's judgment as to the inherent risks associated with the loan portfolio at a particular date. As further described in the "Allowance for Loan Losses" herein, management takes many factors into consideration when determining the provision including loan portfolio growth. Since estimates of the adequacy of the Company's allowance for loan losses are based on foreseeable risks, such judgments are subject to changes based on Management's assessment of risk.

     The provision for loan losses was $265,000 at December 31, 1998 compared to $556,000 for 1997. This represents a decrease of $291,000, or 52%, over the prior year. The decrease in the provision was due to a large decrease in non-performing loans and management's ongoing assessment of the adequacy of the allowance for loan losses (See "Loans and Nonaccrual Loans" herein).

NON-INTEREST INCOME

     Non-interest income consists primarily of service charges on deposit accounts, fees charged for other banking deposit and loan services, and merchant card processing income. Non-interest income increased by $406,000 or 40% between 1998 and 1997. A large portion of this increase, $250,000, was a one-time gain related to the sale of an asset which the Company acquired as the result of a loan default. Service charges generated from deposit accounts continued to show growth due to both increases in the number of outstanding accounts and a continued emphasis on assessing service charges and other related fees. Additionally, the Bank's merchant card processing program continued to show gains in 1998 over 1997 in the amount of $22,000.

NON-INTEREST EXPENSE

     Total non-interest expense was $6,078,000 in 1998, representing an increase of $161,000, or 3%, over the 1997 total of $5,917,000.

     Net salaries and employee benefit expense was $3,529,000 in 1998, an increase of $249,000, or 8%, over 1997's total of $3,280,000. This increase is due to the addition of four full time equivalent employees. Additionally, salaries increased due to average bank-wide raises of approximately four percent which took place in March 1998.

     Occupancy and furniture, fixtures and equipment expenses increased in 1998 by $3,000 or 1%, over 1997 totals. This increase was due primarily to the Bank's branch/headquarters tenant improvements and upgrades in electronic media throughout the Company.

     Professional fees increased in 1998 by $62,000, or 14%, over 1997 totals. This increase was due primarily to the hiring of an outside firm to assist in Human Resource Management and training. The increase is also attributed to fees associated with the recovery for Sign Tech collateral which is related to the sale of an asset which the Company acquired as the result of a loan default.

     The Company decreased its marketing and business development costs by $12,000, or 7%, during 1998 over the same period of 1997. This decrease was primarily due to a more conservative marketing and business development campaign throughout 1998.

     Regulatory fees and related expenses increased in 1998 by $8,000, or 5%, over the same period of 1997. The increase was primarily due to changes in the annual FDIC assessments.

     Stationery and supply expense for 1998 was $10,000, or 8%, lower than 1997. This decrease was due to better control of supply ordering and overall cost control.

     Data processing expenses have shown a steady increase, $18,000, during the two years presented and have increased with the overall growth of the Company. The $18,000, or 13%, growth in 1998 over 1997 was also due to enhancements and upgrades made to the Company's personal computers.

     Other noninterest expense decreased by $72,000, or 11%, in 1998 over 1997 totals. The decrease was due primarily to a decrease in loan related expenses and overall improved cost control management.

INCOME TAXES

     Income tax expense was 38% and 41% of pre-tax income for each of the years ending December 31, 1998 and 1997, respectively. The decrease was due to the enhanced investment strategy which included the purchase of tax-free municipal investment securities.


EARNING ASSETS

     Total earning assets consist of investment securities, loans, federal funds sold and interest bearing deposits held in other institutions. Total earning assets increased from $117,281,000 at December 31, 1997 to $129,274,000 at December 31, 1998, an increase of $11,993,000, or 10%.

INVESTMENT SECURITIES

     The following table shows the book value, unrealized gains and losses, and fair value composition of the securities portfolio at December 31, 1998 and 1997. At December 31, 1998, except for securities of the U.S. Government and its agencies and corporations, there was no single issuer of securities for which the aggregate book value of securities of such issuer held by the Company exceeded 10% of the Company's shareholders' equity.

                   DECEMBER 31, 1998 - INVESTMENT SECURITIES

                                                                      GROSS          GROSS
                                                AMORTIZED          UNREALIZED      UNREALIZED               FAIR
                                                  COST               GAINS           LOSSES                VALUE
Available-For-Sale Securities:
Obligations of States and
 Political Subdivisions                        $ 7,578,000         $ 187,000       $  (3,000)          $ 7,762,000
Collateralized Mortgage
 Obligations                                    26,267,000           105,000        (290,000)           26,082,000
                                                ------------------------------------------------------------------
                                               $33,845,000           292,000        (293,000)           33,844,000
                                              --------------------------------------------------------------------

Held-to-Maturity:
U.S. Treasury                                  $ 1,698,000          $  9,000                           $ 1,707,000
Obligations of States and
 Political Subdivisions                            100,000             2,000                               102,000
                                                   ---------------------------------------------------------------
                                               $ 1,798,000          $ 11,000                           $ 1,809,000
                                                 -----------------------------------------------------------------

                   DECEMBER 31, 1997 - INVESTMENT SECURITIES


                                                       GROSS         GROSS
                                   AMORTIZED        UNREALIZED    UNREALIZED       FAIR
                                     COST              GAINS       LOSSES         VALUE
Available-For-Sale Securities:
Obligations of States and
 Political Subdivisions           $ 2,521,000        $ 45,000      $    0      $ 2,566,000
Collateralized Mortgage
 Obligations                       14,690,000          15,000      21,000       14,684,000
                                   -------------------------------------------------------
                                  $17,211,000          60,000      21,000       17,250,000
                                   -------------------------------------------------------

Held-to-Maturity:
U.S. Treasury                     $ 1,723,000        $ 62,000                  $ 1,785,000
Obligations of States and
 Political Subdivisions               100,000                                      100,000
                                      ----------------------------------------------------
                                  $ 1,823,000        $ 62,000                  $ 1,885,000
                                    ------------------------------------------------------

     The Company had Federal Reserve and Federal Home Loan Bank Stocks totaling $552,500 at December 31, 1998 and $582,000 at December 31, 1997.

     Yields on securities have been calculated by dividing interest income, adjusted for amortization of any premium and accretion of any discount, by the book value of the related securities. The Company's Federal Reserve and Federal Home Loan Bank Stocks have no maturity and a weighted average yield of 6.0%. Investment securities classified as available for sale, which include Collateralized Mortgage Obligations, Obligations of States and Political Subdivisions are acquired without the intent to hold until maturity. Any unrealized gain or loss on investment securities available for sale is reflected in the carrying value of the security and reported net of income taxes in the equity section of the condensed consolidated balance sheet. The net unrealized
(loss)gain on securities available for sale as of December 31, 1998 and December 31, 1997 was $1,000 and $39,000, respectively.

     In 1997, the Bank began to diversify its portfolio to include mortgage backed securities and municipal bonds. The intention of management is to attempt to increase earnings and improve asset liability management. The Company's general policy is to acquire generally "A" rated or better insured state and municipal securities. Mortgage backed securities have an approximate average life of five years or less at purchase date.

     The maturities and weighted-average tax equivalent yields of the investment portfolio at December 31, 1998 based on amortized cost are shown below:


                                                                 AFTER ONE     AFTER FIVE
                                                                 THROUGH       THROUGH          AFTER
                                               ONE YEAR          FIVE          TEN              TEN
                                                OR LESS  YIELD  YEARS   YIELD  YEARS   YIELD    YEARS   YIELD    TOTAL
                                                                              (In 000's)
AVAILABLE-FOR-SALE SECURITIES:
Obligations of States and
 Political Subdivisions                                                                         $7,578    6.97%  $ 7,578
Collaterized Mortgage
 Obligations                                   $ 9,801  5.79%   $12,705  5.91%  3,761   5.89%                     26,267
                                               --------------------------------------------------------------------------

  Total                                        $ 9,801          $12,705       $ 3,761           $7,578           $33,845
                                              --------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:

U.S. Treasury                                  $ 1,698  5.08%   $                                                $ 1,698
Obligations of States and
 Political Subdivisions                                             100                                              100
                                              --------------------------------------------------------------------------

  Total                                        $ 1,698          $   100                                          $ 1,798
                                              --------------------------------------------------------------------------

LOAN PORTFOLIO

The following table shows the composition of the Bank's loan portfolio by type of loan or borrower as of December 31, 1998 and 1997:



                                                                                      DECEMBER 31,
                                                                               1998                1997
                                                                                      (IN 000'S)

Commercial                                                                   $62,535             $60,880
Real Estate--Construction                                                      1,826               3,329
Real Estate--Mortgage                                                          6,092               4,410
Installment Loans and Leases                                                   2,183               3,495
Personal Lines of Credit
  and Other                                                                    6,682               7,509

     Total Loans                                                              79,318              79,623

Less Allowance for
  Loan Losses                                                                 (1,671)             (1,566)

Total Loans, Net                                                             $77,647             $78,057



     Total loans, excluding the allowance for loan losses (see Notes 1 and 4 to the Consolidated Financial Statements included herein at Item 7, for further discussion of the allowance for loan losses), remained relatively flat decreasing from $79,623,000 at December 31, 1997 to $79,318,000 at December 31, 1998. The Bank experienced a decrease in commercial and construction loans; however, all other loan categories increased. Management attributes the lack of growth to elimination of problem loans and early pay off of commercial loans.

     General economic and credit risks are inherent in the lending function and within particular types of lending categories. The Bank primarily makes four types of loans: real estate construction, real estate mortgage, commercial and consumer loans. The Bank generally takes a collateralized position, with reasonable loan to value ratios on its loans (over 98% of the Bank's loan portfolio is collateralized). The primary source of collateral is real estate located within the Company's service area. An inherent risk in taking real estate as collateral is the possibility of declines in real estate market values.

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

     As of December 31, 1998, nonperforming loans were $108,000, a decrease of $2,814,000, or 96%, over the December 31, 1997 balance of $2,922,000.
Nonperforming loans at December 31, 1998 represent .1% of total average loans compared to 3.5% of total average loans for year end 1997. The large decline in nonperforming loans between 1998 and 1997 is in management's view primarily due to the effort of management to improve the credit quality of the loan portfolio and maximum effort to resolve problem loan situatons.

The following table shows the Company's nonperforming assets by category as of December 31, 1998 and 1997:


                                                         DECEMBER 31,
                                                1998                        1997
                                                         (IN 000'S)
Nonperforming assets:
Nonaccrual Loans including loans
     past due 90 days                          $ 108                      $2,922
Other Real Estate Owned                          266                         607

     Total Nonperforming Assets                $ 374                      $3,529

     Management analyzes each loan on a case by case basis to determine when, in management's opinion interest should no longer be accrued. This occurs when management determines the ultimate collectibility of principal or interest to be unlikely or when loans become 90 days or more past due, unless they are well secured and in the process of collection or unless other circumstances exist which justify the treatment of the loan as fully collectible. When a loan is placed on nonaccrual status, unpaid interest is reversed and charged against current income. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

     Interest income on nonaccrual loans at December 31, 1998 which would have been recognized during the year if the loans had been current in accordance with their original terms and outstanding during the entire period or since origination totaled $17,000 versus $165,000 for the same period in 1997.

     The average recorded investment in nonaccrual loans during 1998 and 1997 was $1,840,000 and $3,372,000, respectively. Related interest income recognized on impaired loans during the year ended December 31, 1998 and 1997, under the cash-basis method of accounting, was approximately $278,000 and $90,000, respectively.

     As of the date of this filing, there are no other material loans, other than those included in the table above, where known information concerning possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms such that they may become nonperforming loans.

     As of December 31, 1998 and 1997, other real estate owned totaled $266,000 and $607,000 respectively, which at December 31, 1998 consisted of one property. It is the Company's policy to write foreclosed property down to the lower of fair market value less estimated selling costs or cost at the time it is reclassified into other real estate owned. Miscellaneous expenses relating to the property are charged to other noninterest expenses as incurred.

     At December 31, 1998, the Company's real estate construction portfolio totaled $1,826,000. Real estate loans were related to single family residences being built by developers and owner-builders with a history of successfully developing projects in the Company's market area. The loan-to-value ratio on each real estate construction loan required by the Company depends upon the amount of the loan, the nature of the property, whether the property is residential or commercial and whether or not it is owner occupied. For construction loans,the Company's policy is to require that the loan-to-value ratio generally be no more than 70% when the loan is initially made and that the borrower generally has no less than a 50% equity interest in the land. Substantially all of the real estate construction portfolio is secured by real estate located within the Company's service area.

     Conventional real estate loans totaled $6,092,000 at December 31, 1998. The loan-to-value ratio required by the Company on conventional real estate loans depends upon the nature of the property and whether or not it is owner-occupied. For owner-occupied conventional real estate loans, the Company usually requires that the loan-to-value ratio be no more than 80% except when private mortgage insurance is required, whereupon the Company may allow the loan-to-value ratio to rise generally to no more than 85% when the loan is initially made. Generally, non-owner-occupied conventional real estate loans must have loan-to-value ratios not exceeding 70% when the loan is made. The entire real estate mortgage portfolio is generally secured by first or second deeds of trust. Substantially all of the secured property is located within the Company's service area.

     At December 31, 1998, commercial loans totaled $62,766,000. Commercial loans are made primarily to professionals and companies with sales up to $10 million. The Company's lending relationships generally involve companies with sales of no more than $30 million. Substantially all of the commercial loan portfolio is secured, some of which may include real estate collateral. Such loans are not intended as permanent financing of real estate but are made for commercial purposes and are secured by commercial real estate. The Company evaluates such loans based upon the borrower's ability to service the debt through its business operations and does not rely primarily on the value of the real estate collateral for repayment. The remaining portfolio is secured by accounts receivables, inventory, equipment, stock and deposits held by the Company.

     Total consumer loans, including personal lines of credit, were $8,865,000 at December 31, 1998. Included in consumer loans to individuals are home equity lines of credit, totaling $5,644,000, which are secured primarily by second trust deeds on single family residences. The Company requires a debt-to-value ratio of not higher than 75% for most home equity loans when the loan is initially made. The remaining portfolio is collateralized by automobiles, computers and other equipment, and deposits held by the Company. Over 90% of the Company's consumer portfolio is secured.

     The Company had standby letters of credit outstanding of $821,000 and $1,061,000 at December 31, 1998 and December 31, 1997, respectively. In addition, the Company had commitments to fund real estate construction loans, commercial loans and consumer loans of $2,595,000, $19,409,000 and $5,042,000 respectively, at December 31, 1998. The Company did not have any loans related to lease financing activities in the loan portfolio at December 31, 1998.

     In recent years, California commercial real estate markets in general have improved. There can be no assurance that, however, the California real estate market will not weaken, nor can any assurance be given as to the effect of any such developments on the Bank's business. Further, increases in interest rates could adversely impact real estate values or the ability of borrower to satisfy the material terms of such loans.

LOAN CONCENTRATIONS

     At December 31, 1998, approximately $53,648,000, or 67% of the loan portfolio was secured by commercial or residential real estate. Concentrations of the Bank's lending activity in the real estate sector could have the effect of intensifying the impact on the Bank if there are any adverse changes in the real estate market in the Bank's lending area.

     The Bank is located in the Napa Valley and a significant amount of its loans are related to winery and vineyard operations. Loans related to winery and vineyard operations constituted approximately $13,713,000, or 17% of total loans at December 31, 1998, as compared to $13,965,000, or 17% of total loans, at December 31, 1997. A downturn in the wine industry in the Napa Valley or a disruption in wine production, which may result from extreme weather conditions, plant diseases or other natural causes, competition, changes in governmental regulatory or tax policies, or changes in consumer preferences, could have a significant adverse impact on the Company's results of operations and financial condition.

ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ending December 31, 1998 and 1997 follows:


                                                             DECEMBER 31,
                                                         1998           1997
                                                              (IN 000'S)
ALLOWANCE FOR LOAN LOSSES:
   Balance, Beginning of Year                             $ 1,566   $ 1,405
   Provision Charged to Expense                               265       556
   Loans Charged Off:
     Commercial                                              (153)     (331)
     Personal Lines of Credit and Other                      (108)      (46)
       Real Estate Construction                                (0)      (30)

       Total Loans Charged Off                                (261)    (407)

    Recoveries:
     Commercial                                                 52       12
     Personal Lines of Credit and Other                         49
       Total Recoveries                                        101       12

       Net Loans (Charged Off) Recovered                      (160)    (395)

    Balance, End of year                                  $  1,671  $ 1,566

    Average Gross Loans Outstanding
     During Period                                         $80,272  $81,096
    Total Gross Loans at End of Year                       $79,318  $79,623

RATIOS:
   Net Loans Charged Off to:
     Average Loans Outstanding                                0.20%    0.50%
     Total Loans at End of Year                               0.20%    0.49%
     Allowance for Loan
      Losses at End of Year                                    9.58%  25.22%
     Provision for Loan Losses                                60.38%  71.04%
   Allowance for Loan Losses to:
     Average Loans                                             2.08%   1.93%
     Total Loans at End of Year                                2.10%   1.97%

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


                              DECEMBER 31, 1998     DECEMBER, 31, 1997
                                         PERCENT                PERCENT
                                        OF LOANS               OF LOANS
                                         IN EACH                IN EACH
                                        CATEGORY               CATEGORY
BALANCE AT END OF           AMOUNT OF   TO TOTAL   AMOUNT OF   TO TOTAL
PERIOD APPLICABLE TO:       ALLOWANCE     LOANS    ALLOWANCE     LOANS
                             (000'S)                (000'S)
Commercial                    $  956         79%     $  575         73%
Real Estate-Construction         228          2         321          8
Real Estate-Mortgage             217          8         467         14
Installment Loans
   and Leases                     37          3           9          2
Personal Lines of
   Credit and Other               35          8          44          3
Unallocated                      198                               150

     Total                    $1,671        100%     $1,566        100%

     Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the credit-worthiness of the borrower over the term of the loan. The Company has an allowance for loan losses which is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific loan conditions as determined by management, historical loan loss experience, the amount of past due and nonperforming loans, comments of third-party loan review consultants, prevailing economic conditions and other factors. While these factors are essentially judgmental and may not be reduced to a mathematical formula, it is management's view that as of the date of this report the $1,671,000 allowance, which constitutes 2.10% of total loans at December 31, 1998, was adequate as an allowance against foreseeable losses from the loan portfolio. The allowance was $1,566,000, or 1.97%, of the total loan portfolio at December 31, 1997. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future allowance levels.

The Company records loan impairment in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". These statements address the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as credit cards, residential mortgage and consumer installment loans, loans that are measured at fair value or at the lower of cost or fair value and leases. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

     At December 31, 1998, the Company's total recorded investment in impaired loans was $108,000, of which there is a related allowance for credit losses of $17,000. The average recorded investment in the impaired loans during 1998 and 1997 were $1,840,000 and $3,372,000, respectively.

     Loans currently classified as special mention, substandard, doubtful or loss do not, in management's view, represent or result from trends or uncertainties which may have a material adverse effect on the entire loan portfolio, liquidity or capital resources.


MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

     The following table shows the maturity distribution of the portfolio of loans and leases in thousands as of December 31, 1998 and sets forth the sensitivity to changes in interest rates by comparing total loans with fixed interest rates and total loans with floating or adjustable rates.


                                        AFTER ONE
                                         THROUGH   AFTER
                              ONE YEAR    FIVE      FIVE
                              OR LESS     YEARS    YEARS    TOTAL
                                           (In 000's)

Commercial                     $50,280    $ 9,359  $2,896  $62,535
Real Estate-Construction         1,826          0       0    1,826
Real Estate-Mortgage             3,580      2,317     195    6,092
Installment Loans & Leases                    319   1,864    2,183
Personal Lines of Credit &
   Other                         6,429        253       0    6,682

     Total                     $62,434    $13,793  $3,091  $79,318

Loans With Fixed Interest
   Rates                       $ 1,226    $ 5,862  $3,091  $10,179
Loans With Floating
   Interest Rates               61,208      7,931       0   69,139

    Total                      $62,434    $13,793  $3,091  $79,318

DEPOSITS

     Deposits represent the Bank's principal source of funding. Most of the Bank's deposits are obtained from professionals, small to medium sized businesses, and individuals within the Bank's market area. The Bank's deposit base consists of non-interest and interest-bearing demand deposits, savings and money market and certificates of deposit.

     The following table reflects average balances and the average rates paid for the major categories of deposits (i.e., those in excess of ten percent of total deposits) for the years ended December 31, 1998 and 1997:

                                           YEAR ENDED DECEMBER 31,
                                           1998                1997
                                    AVERAGE   AVERAGE   AVERAGE   AVERAGE
                                    BALANCE     RATE    BALANCE     RATE
                                    (000'S)             (000'S)
Noninterest-Bearing Demand         $ 31,346    0.00%   $ 25,748    0.00%
Interest-Bearing
   Transaction Accounts              34,550    2.05      30,546    2.01
   Savings Deposits                  19,024    3.07      12,759    2.28
   Time Deposits over 100,000        16,638    5.13      12,759    5.20
   Other Time Deposits               25,276    5.21      27,173    5.47

Total Deposits                     $126,834    2.73%   $108,985    3.67%

     The following table sets forth, by time remaining to maturity, the domestic time deposits in amounts of $100,000 or more at December 31, 1998:

                                                       Amount
          Maturing In:                                 (000's)
          Three Months or Less                         $10,842
          Over Three Months Through Six Months           3,412
          Over Six Through Twelve Months                 2,274
          Over Twelve Months                             1,920
                                                       -------

               Total                                   $18,448

     Deposits totaled $133,251,000 at December 31, 1998, an increase of $11,790,000, or 10%, from the December 31, 1997 balance of $121,461,000. In
1998, noninterest bearing transaction accounts grew by $3,171,000, or 10%, savings accounts increased by $7,552,000, or 58%, and interest bearing transaction accounts decreased by $1,515,000, or 4%, under 1997 totals. Time certificates of deposit of $100,000 or more increased by $3,458,000, or 23%, and other time deposits decreased by $876,000, or 3% over, during 1997. The overall growth in deposit accounts in 1998 was primarily due to a comprehensive marketing effort on the part of the Bank's staff and management, the introduction of new and enhanced deposit products and increases in deposit officers.

     Noninterest bearing demand deposits were 27% of total deposits at December 31, 1998, as compared to 27% at December 31, 1997. Time certificates of deposit were 32% of total deposits at December 31, 1998, and 33% for the same period of 1997.

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

     At December 31, 1998, the Company's assets repricing in one year is less than its liabilities repricing in one year by $7,045,000, or 6%, of total assets. This compares to $4,916,000, or 4% of total assets in 1997. The excess of liabilities repricing over assets repricing means that if interest rates decline, the Company's return on assets would be expected to decline less quickly than its cost of funds, thereby increasing the Company's net interest margin. However, as interest rates increase, the Company's return on assets would be expected to decline more quickly than its cost of funds.

     The following table represents the interest rate sensitivity profile of the Company's consolidated assets, liabilities and shareholders' equity as of December 31, 1998. Assets, liabilities and shareholders' equity are classified by the earliest possible repricing opportunity or maturity date, whichever first occurs. Assumptions used in constructing the table include the following: The loans that are in the "Interest Rate Sensitivity Over One Year But Within 5 Years" and "Non-rate Sensitive or Over 5 Years" columns are all fixed-rate loans and therefore mature in those time frames. The Bank's certificates of deposits are substantially all fixed-rate, therefore they are in the columns which represent the time frames in which they mature. All other interest-bearing accounts reprice overnight and are therefore in the "Interest Rate Sensitivity 0-90 Days" column. Included in noninterest bearing liabilities is $36,557,000 in demand deposit accounts.

                             INTEREST RATE SENSITIVITY       NON-RATE
                           0-90      91-365   OVER 1 YEAR   SENSITIVE
                           DAYS       DAYS     BUT WITHIN    OR OVER
                         (0-3 MO)  (3-12 MO)      5 YRS       5 YRS        TOTAL
ASSETS
Federal funds sold         13,590                                          13,590
Investments                   520     6,417       15,848       13,410      36,195
Loans                      48,232    15,103       13,066        3,089      79,490
Noninterest-earning
  assets net of loan
  loss reserve                                                 14,814      14,814

TOTAL ASSETS              $62,342   $21,520      $28,914      $31,313    $144,089

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Time deposits over
  $100,000                       $10,841    $ 5,687    $ 1,920    $          $ 18,448
All other interest-
  bearing deposits                61,863     12,516      3,867                 78,246
Total interest-bearing
  deposits                        72,704     18,203      5,787                 97,694
Noninterest-bearing
  liabilities                                                      37,582      37,582
Shareholders' equity                                                9,813       9,813
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                         $72,704    $18,203    $ 5,787    $47,395    $144,089

INTEREST RATE SENSITIVITY
  GAP (1)                       ($10,362)   $ 3,317    $23,127   ($16,082)

CUMULATIVE INTEREST RATE
  SENSITIVITY GAP               ($10,362)  ($ 7,045)   $16,082

________________
1. Interest rate sensitivity gap is the difference between interest rate sensitive assets and interest rate liabilities within the above time frames.

     In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Further, certain earning assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities.

     The Company's success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, including credit and liquidity risks in the normal course of its business, management considers interest rate risk to be a significant market risk exposure that may potentially have a material effect on the Company's financial position, results of operations, and cash flows. The Company's interest rate risk generally is caused by short term maturities and repricing dates on the Company's interest earning assets when compared to those of its interest bearing liabilities. Thus, increases in interest rates will affect the interest income generated by its assets faster than the interest expense generated by its liabilities.

     The Company's interest rate risk management is the responsibility of the Asset and Liability Committee (ALCO), which reports to the Finance Committee. The ALCO is comprised of Senior Management of the Bank. The ALCO establishes policies that monitor and coordinate the Company's sources, uses and prices of funds.

     The Company continues to attempt to reduce volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, management has undertaken steps to increase the percentage of fixed rate assets, as a percentage of its total assets. In recent years, the Company has developed a new investment strategy that includes more fixed rate, longer term maturity investments. The Company has also increased the percentage of fixed rate loans to total loans.

     The table below represents in the prescribed tabular form the contractual balances of the Company's market risk sensitive instruments at the expected maturity dates as well as the fair value of those instruments for the period ended December 31, 1998. All instruments are denominated in U.S. dollars, the Company's reporting currency. The expected maturity categories take into consideration, to the best of the Company's reporting capabilities, historical prepayment trends experienced by the Company as well as actual amortization of principal and does not take into consideration reinvestment of cash. The Company's assets and liabilities that do not have a stated maturity date, such as its cash equivalents and certain deposits are considered to be long term in nature by the Company and are reported in the "thereafter" column. The Company does not consider these financial instruments to be materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average interest rates for various fixed rate assets and liabilities presented are based on the actual rates that existed as of December 31, 1998. The weighted average interest rates for various variable rate assets and liabilities presented are based on implied rate based indices the financial instruments are tied.

     The fair value of cash and cash equivalents approximate their book value due to their short maturities. The fair value of available-for-sale securities is based on bid quotations from security dealers. The fair value of loans is estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect debtors' credit risk. The fair value of demand deposits, money market, and savings accounts is the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms.

Market Risk:

                                            Expected Maturity Date
                                                                                   There-              Fair
In Thousands                             1999    2000     2001     2002    2003    After     Total     Value
FINANCIAL ASSETS:
AVAILABLE FOR SALE SECURITIES
OBLIGATIONS OF STATES & POLITICAL
SUBDIVISIONS
Fixed Rate                                                                          7,415     7,415     7,762
Weighted Average
Interest Rate                                                                        4.87%     4.87%
MORTGAGE BACKED SECURITIES
Fixed Rate                              9,627    5,401    3,144    2,161   1,470    3,589    25,391    26,082
Weighted Average
Interest Rate                            5.79%    6.04%    5.60%    5.97%   6.03%    5.89%     5.85%
HELD TO MATURITY SECURITIES
TREASURY SECURITIES
Fixed Rate                              1,698                                                 1,698     1,732
Weighted Average
Interest Rate                            5.37%                                                 5.37%
OBLIGATIONS OF STATES & POLITICAL
SUBDIVISIONS
Fixed Rate                                                            50      50                100       102
Weighted Average
Interest Rate                                                      4.10%   4.15%              4.13%
EQUITY SECURITIES
Fixed Rate                                                                            553       553       553
Weighted Average
Interest Rate                                                                       5.60%     5.60%
LOANS
RESIDENTIAL MORTGAGE LOANS
Fixed Rate                                368       48       21      122      69     -          628       648
Weighted Average
Interest Rate                            8.25%   10.75%   11.00%   11.00%   9.38%              9.19%
Variable Rate                           4,682    1,517    1,350    1,651   2,597    5,224    17,021    17,552
Weighted Average
Interest Rate                            9.49%    9.32%    9.22%    9.35%   8.71%    8.60%     9.05%
COMMERCIAL REAL ESTATE
Fixed Rate                                308      203      299      297     932    1,629     3,669     3,784
Weighted Average
Interest Rate                            9.88%    8.00%    9.67%    9.34%   8.37%    8.88%     8.88%
Variable Rate                           2,049      673    4,020    2,890   1,732   20,960    32,324    33,333
Weighted Average
Interest Rate                            9.00%    9.90%    9.95%    9.35%   8.73%    8.44%     8.80%

          Expected Maturity Date
                                                                                   There-              Fair
In Thousands                             1999    2000     2001     2002    2003    After     Total     Value
COMMERCIAL
Fixed Rate                                 180     333      235      347      564      -       1,659    1,664
Weighted Average
Interest Rate                             9.39%   9.75%   10.25%   10.50%    9.43%    0.00%     9.83%
Variable Rate                           11,652     850    1,386      876      717    6,101    21,581   21,641
Weighted Average
Interest Rate                             9.95%  10.03%    9.85%   10.25%    9.98%    9.77%     9.91%
CONSUMER
Fixed Rate                                 451     375      432      242      197      -       1,697    1,614
Weighted Average
Interest Rate                            10.66%  11.04%   11.68%   11.67%   10.07%    0.00%    11.07%
Variable Rate                              329      39      173      206      150       13       909      865
Weighted Average
Interest Rate                            10.56%   9.53%    8.92%   11.85%   11.43%   10.72%    10.66%
FINANCIAL LIABILITIES
DEPOSITS WITH NO STATED MATURITY
DEMAND DEPOSITS                                                                     19,523    19,523   19,524
Weighted Average
Interest Rate                                                                        1.06%     1.06%
MONEY MARKET                                                                        13,519    13,519   13,519
Weighted Average
Interest Rate                                                                        2.26%     2.26%
REGULAR SAVINGS                                                                     20,534    20,534   20,535
Weighted Average
Interest Rate                                                                        2.58%     2.58%
TIME DEPOSITS
Fixed Rate                              37,380   5,345      394     -        -         -      43,119   43,400
Weighted Average
Interest Rate                             4.60%   4.97%    4.93%                      4.90%     4.65%

     The degree of market risk inherent in loans with prepayment features may not be fully reflected in the above disclosures. Although the Company has taken into consideration historical prepayment trends experienced by the Company to determine expected maturity categories, prepayment features are triggered by, among other things, changes in the market rates of interest. Abnormal unexpected changes may increase the rates of prepayments above those expected. As such, the potential loss from such market rate changes may be significantly larger.

LIQUIDITY

     Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis. Management strives to maintain a level of liquidity sufficient to meet customer requirements for loan funding and deposit withdrawals. Liquidity requirements are evaluated by taking into consideration factors such as deposit concentrations, seasonality and maturities, loan demand, capital expenditures, and prevailing and anticipated economic conditions. As shown in the Consolidated Statements of Cash Flows ("Statement"), see Section 7, for the years ended December 31, 1998 and 1997, the Company's usual and primary source of funds has been customer deposits and cash flow generated from operating activities. While the usual and primary sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as those from other sources, will depend on future economic and other market conditions.

     In 1998, the Statement shows that operations and financing activities were sources of net cash inflows ($2,274,000 and $11,457,000 respectively) for the year. However, net cash outflows from investing activities were $16,319,00 resulting in a decrease in the overall ending cash and cash equivalents from $26,147,000 at December 31, 1997 to $23,559,000 at December 31, 1998, a decrease of $2,588,000.

     In 1997, the Statement shows that operations and financing activities were also sources of net cash inflows ($1,579,000 and $15,891,000, respectively) for the year. These sources increased ending cash and cash equivalents by $1,668,000, taking the total from $24,479,000 at December 31, 1996 to $26,147,000 at the end of 1997.

     Liquidity is measured by various ratios, the most common being the liquidity ratio of cash less reserves, time deposits with other financial institutions, federal funds sold, and unpledged investment securities compared to total deposits. This ratio was 43% at December 31, 1998 and 37% at December 31, 1997. The increase stemmed from the relatively flat loan growth in 1998 with deposit growth being utilized in the investment portfolio.

     The Company's liquidity is maintained by cash flows stemming primarily from dividends from the Bank. The amount of dividends from the Bank is subject to certain regulatory restrictions as discussed in Note 12 of the Notes to Consolidated Financial Statements. The Company's financial statements are presented in Note 18 of the Notes to Consolidated Financial Statements.

CAPITAL ADEQUACY

     The Federal Reserve Board and the Comptroller of the Currency have specified guidelines for the purpose of evaluating the capital adequacy of bank holding companies and banks.

     The capital levels of both the Bank and the Company at December 31, 1998 currently exceed the regulatory requirements for a "well capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums in the foreseeable future. Therefore, management believes the Company and the Bank have adequate capital in order to expand in the foreseeable future, either through loan generation or other means of expansion.

     As of the date of this report, management is not aware of any trends, events or uncertainties that will have, or are reasonably likely to have a material effect on the Company's liquidity, capital resources, or results of operations. Additionally, the Company is subject to no current recommendations by any regulatory authorities which, if implemented, would have such an effect.


EFFECTS OF INFLATION

     The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because the assets and liabilities of a financial institution consist largely of monetary items. The most direct effect of inflation is higher interest rates. However, the Bank's earnings are affected by the spread between the yield on earning assets and rates paid on interest-bearing liabilities rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as adjustments in staff expense and occupancy expense, based upon consumer price indices. In the opinion of management, inflation has not had a material effect on the consolidated results of operations for the last two years.

SELECTED FINANCIAL RATIOS

     The following table sets forth certain financial ratios for the periods indicated (averages are computed using daily figures):

                                           YEAR ENDED DECEMBER 31,
                                            1998            1997
Net income to:
   Average earning assets                   1.08%           0.94%
   Average total assets                      .97            0.97
   Average shareholders' equity            14.43            9.50

Average shareholders' equity to:
   Average total assets                     6.70%           7.46%
   Average net loans                       11.38           10.08
   Average total deposits                   7.23            8.10

Average earning assets to:
   Average total assets                    89.61%          92.15%
   Average total deposits                  96.70          100.08

Percent of average total deposits:
   Average net loans                       61.97%          80.33%
   Average noninterest-bearing
      deposits                             24.71           20.10
   Average savings and other
      time deposits                        48.04           50.74

Total interest expense to:
   Total gross interest income             32.85%          30.68%

Dividend Pay-out Ratio                     29.71%          41.82%

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated Balance Sheets as of December 31, 1998 and 1997, and Consolidated Statements of Income, Statements of Shareholders' Equity and Statements of Cash Flows for each of the two years in the period ended December 31, 1998 are set forth below:

(a)  1.   Financial Statements.

           Independent Auditors' Report

           Consolidated Financial Statements of
           Napa National Bancorp and Subsidiaries:

           -   Consolidated Balance Sheets as of
               December 31, 1998 and 1997

           -   Consolidated Statements of Income
               for the Years Ended December 31,
               1998 and 1997

           -   Consolidated Statements of
               Shareholders' Equity for the Years
               Ended December 31, 1998 and 1997

           -   Consolidated Statements of Cash
               Flows for the Years Ended
               December 31, 1998 and 1997

           -   Notes to Consolidated Financial
               Statements

                        Report of Independent Auditors

The Shareholders and Board of Directors
  Napa National Bancorp

We have audited the accompanying consolidated balance sheets of Napa National Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Napa National Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Napa National Bancorp and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



February 5, 1999

                     Napa National Bancorp and Subsidiaries
                          Consolidated Balance Sheets

                                                                                             DECEMBER 31
                                                                                          1998         1997
                                                                                     -------------------------
                                                                                       (Dollars In Thousands)
ASSETS
Cash and due from banks                                                                  $  9,969     $  9,926
Federal funds sold                                                                         13,590       16,221
Interest-bearing time deposits - other financial institutions                                   -        1,782
Securities available-for-sale (cost: 1998 -$33,845; 1997 -$17,211)                         33,844       17,250
Securities held-to-maturity (market value: 1998 -$2,362;
  1997 - $2,467)                                                                            2,351        2,405
Loans:
  Commercial, including agriculture                                                        62,535       60,880
  Real estate construction                                                                  1,826        3,329
  Real estate mortgage                                                                      6,092        4,410
  Installment                                                                               2,183        3,495
  Personal lines of credit and other                                                        6,682        7,509
                                                                                     -------------------------
Total loans                                                                                79,318       79,623
Less allowance for loan losses                                                             (1,671)      (1,566)
                                                                                     -------------------------
Loans - net                                                                                77,647       78,057

Premises and equipment, net                                                                 3,908        2,612
Accrued interest receivable                                                                 1,211          934
Other assets                                                                                1,569        1,632
                                                                                     -------------------------
Total assets                                                                             $144,089     $130,819
                                                                                     =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits:
     Noninterest-bearing demand                                                          $ 36,557     $ 33,386
     Interest-bearing:
       Savings                                                                             20,534       12,982
       Transaction                                                                         33,042       34,557
       Time, $100 and over                                                                 18,448       14,990
       Other time                                                                          24,670       25,546
                                                                                     -------------------------
Total deposits                                                                            133,251      121,461
Accrued interest payable                                                                      344          353
Other liabilities                                                                             681          418
                                                                                     -------------------------
Total liabilities                                                                         134,276      122,232
                                                                                     -------------------------
Shareholders' equity:
  Preferred stock, no par value:  authorized,
   1,000,000 shares, no shares outstanding                                                      -            -

  Common stock, no par value:  authorized,
   20,000,000 shares, issued and outstanding -
   791,000 shares in 1998 and 783,500 in 1997                                               7,207        7,147
Retained earnings                                                                           2,607        1,417
Net unrealized gain (loss) on available for sale
   securities, net of taxes                                                                    (1)          23
                                                                                     -------------------------
Total shareholders' equity                                                                  9,813        8,587
                                                                                     -------------------------
Total liabilities and shareholders' equity                                               $144,089     $130,819
                                                                                     =========================

See accompanying notes.

                    Napa National Bancorp and Subsidiaries
                       Consolidated Statements of Income

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    1998                   1997
                                                                                ----------------------------------
                                                                                      (Dollars In Thousands
                                                                                Except Earnings Per Share Amounts)
Interest income:
Loans (including fees)                                                              $ 8,041                 $8,419
Federal funds sold                                                                      652                    916
Time deposits with other financial institutions                                          18                    209
Investment securities and Federal Reserve Bank stock                                  1,824                    259
                                                                                ----------------------------------
Total interest income                                                                10,535                  9,803
                                                                                ----------------------------------

Interest expense:
 Deposits:
  Savings                                                                               584                    328
  Transaction                                                                           708                    656
  Time, $100 and over                                                                    69                    655
  Other time                                                                          2,100                  1,436
                                                                                ----------------------------------
Total interest expense                                                                3,461                  3,075
                                                                                ----------------------------------

Net interest income                                                                   7,074                  6,728
Provision for loan losses                                                               265                    556
                                                                                ----------------------------------
Net interest income after provision for loan losses                                   6,809                  6,172
                                                                                ----------------------------------

Noninterest income:
  Service charges on deposit accounts                                                   724                    597
  Other customer fees and charges                                                       349                    231
  Other                                                                                 345                    184
                                                                                ----------------------------------
Total noninterest income                                                              1,418                  1,012

Noninterest expense:
  Salaries and employee benefits                                                      3,529                  3,280
  Occupancy                                                                             471                    468
  Professional fees                                                                     499                    437
  Equipment                                                                             384                    469
  Marketing and business development                                                    152                    164
  Regulatory fees and related expenses                                                  157                    149
  Stationery and supplies                                                               123                    133
  Data processing                                                                       160                    142
  Other                                                                                 603                    675
                                                                                ----------------------------------
Total noninterest expense                                                             6,078                  5,917
                                                                                ----------------------------------

Income before provision for income taxes                                              2,149                  1,267
Income taxes                                                                            826                    521
                                                                                ----------------------------------
Net income                                                                          $ 1,323                 $  746
                                                                                ==================================
Earnings per common share                                                           $  1.68                 $  .97
                                                                                ==================================
Earnings per common share - Assuming Dilution                                       $  1.60                 $  .91
                                                                                ==================================

See accompanying notes.

                    Napa National Bancorp and Subsidiaries

          Consolidated Statements of Changes in Shareholders' Equity

                    Years ended December 31, 1998 and 1997
                            (Dollars in Thousands)


                                                                                      ACCUMULATED
                                     NUMBER OF                                         UNREALIZED
                                      SHARES         COMMON         RETAINED             GAIN ON
                                    OUTSTANDING      STOCK          EARNINGS           SECURITIES         TOTAL
                                    ----------------------------------------------------------------------------
Balance, December 31, 1996
                                       754,500       $6,915           $1,056             $     -          $7,971
Comprehensive income
  Net Income                                 -            -              746                   -             746
Unrealized gain on securities,
  net of taxes                               -            -                -                  23              23
                                                                                                     -----------
Comprehensive income                         -            -                -                   -             769
                                                                                                     -----------
Cash dividends paid
  ($.50 per share)                           -            -             (385)                  -            (385)
 Stock options exercised                29,000          232                -                   -             232
                                    ----------------------------------------------------------------------------
Balance, December 31, 1997             783,500        7,147            1,417                  23           8,587
Comprehensive income
  Net income                                 -            -            1,323                   -           1,323
Unrealized loss on securities,
   net of taxes                              -            -                -                 (24)            (24)
                                                                                                     -----------
Comprehensive income                                                                                       1,299
                                                                                                     -----------
  Cash dividends paid
    ($.50 per share)                         -            -             (393)                  -            (393)
  Stock options extended                     -            -              260                                 260
  Stock options exercised                7,500           60                -                   -              60
                                    ----------------------------------------------------------------------------
Balance, December 31, 1998             791,000       $7,207           $2,607             $    (1)         $9,813
                                    ============================================================================

See accompanying notes.

                    Napa National Bancorp and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                      YEARS ENDED DECEMBER 31
                                                                                         1998         1997
                                                                                   --------------------------
                                                                                      (Dollars in Thousands)
OPERATING ACTIVITIES
Net income                                                                              $  1,323     $    746
Reconciliation of net income to net cash provided by
  operating activities:
    Depreciation and amortization on premises and equipment
                                                                                             407          460
    Amortization of deferred loan fees and premiums
     on investment securities                                                                335         (350)
    Provision for loan losses                                                                265          556
    Deferred income taxes                                                                   (129)         (32)
    Extension of non-statutory stock options                                                 260            -
    (Gain) loss on sale of other real estate                                                   6          (21)
    (Increase) in accrued interest receivable                                               (277)        (287)
    Decrease (increase) in other assets                                                     (170)         175
    Increase in accrued interest payable and other liabilities
                                                                                             254          332
                                                                                   --------------------------
Net cash provided by operating activities                                                  2,274        1,579

INVESTING ACTIVITIES
Loan originations, net of repayments                                                         292          (72)
Net decrease in interest-bearing time deposits
  with other financial institutions                                                        1,782        2,376
Activity in securities available-for-sale:
  Purchases                                                                              (25,825)     (17,555)
  Paydowns                                                                                 7,949            -
  Calls                                                                                      792            -
Activity in securities held-to-maturity:
  Purchases                                                                               (1,923)      (1,797)
  Maturities                                                                               1,948        1,697
Purchase (sales) of FRB and FHLB stock                                                        29          (28)
Proceeds from sales of other real estate owned                                               340          130
Proceeds from sale of premises and equipment                                                   -            2
Purchase of premises and equipment                                                        (1,703)        (555)
                                                                                   --------------------------
Net cash used by investing activities                                                    (16,319)     (15,802)

FINANCING ACTIVITIES
Net increase in deposits                                                                  11,790       16,044
Proceeds from exercise of stock options                                                       60          232
Cash dividends paid to shareholders                                                         (393)        (385)
                                                                                   --------------------------
Net cash provided by financing activities                                                 11,457       15,891

Increase in cash and cash equivalents                                                     (2,588)       1,668
Cash and cash equivalents, beginning of year                                              26,147       24,479
Cash and cash equivalents, end of year                                                  $ 23,559     $ 26,147
                                                                                   ==========================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                           $  3,470     $  3,099
                                                                                   ==========================
Income taxes paid (net of refunds received)                                             $    806     $    230
                                                                                   ==========================

See accompanying notes.

                    Napa National Bancorp and Subsidiaries

                  Notes to Consolidated Financial Statements

                               December 31, 1998

                            (Dollars in Thousands)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Napa National Bancorp is a bank holding company whose primary investment is Napa National Bank (the "Bank"). Napa National Bancorp's only other investment is a wholly-owned inactive leasing subsidiary. The Bank is a full service community commercial bank with three offices in the Northern California Napa Valley area. The Bank's primary source of revenue is from providing loans to customers, who are predominantly individuals, professionals, and small to medium sized businesses.

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

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY INVESTMENT SECURITIES

The Company's securities portfolios include U.S. Treasury securities, municipal securities, collateralized mortgage obligations, Federal Reserve Stock and Federal Home Loan Bank Stock.

Held-to-maturity securities are those securities which management has the ability and intent to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretions of discounts using methods approximating the interest method. Securities that the Company may not hold to maturity are classified as available-for-sale securities. These securities are reported at their fair values, with unrealized gains and losses included on a net-of-tax basis as a separate component of stockholders' equity. Fair values for actively traded securities are based on quoted market prices. Dividend and interest income, including amortization of premiums and accretion of discounts, are included in interest income.

LOANS

Loans are stated at the principal amount outstanding, net of any discount. Interest income on loans is accrued daily on a simple interest basis. The Bank places a loan on nonaccrual status when any installment of principal or interest is 90 days past due, unless well secured and in the process of collection, or when management determines that ultimate collection of principal or interest on a loan is unlikely. When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed. Cash payments subsequently received on nonaccrual loans are recognized as income only where the collection of principal is considered by management as probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company evaluates a nonhomogeneous loan for impairment when it is placed on nonaccrual status and all or a portion is internally risk rated as substandard or doubtful. The Company has defined one to four family loans and consumer loans as homogeneous loans. All homogeneous loans that are 90 days or more delinquent or are in foreclosure are automatically placed on nonperforming status.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses which is charged to expense. Losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is maintained at an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of their collectibility and the Bank's prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to repay.

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

OTHER REAL ESTATE OWNED

Other real estate owned ("OREO"), which is recorded in other assets, includes properties where the Bank has obtained physical possession of the related collateral through foreclosure or in full or partial satisfaction of the related loan. OREO is carried at the lower of fair value, net of estimated selling and disposal costs, or cost. Fair value adjustments are made at the time that real estate is acquired through foreclosure or when full or partial satisfaction of the related loan is received. These fair value adjustments are treated as loan losses.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred taxes arise from the effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and from the effect of operating loss carryforwards on taxes payable in future years based on currently enacted tax rates or tax law. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees and related interpretations, and provides pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosures set forth in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

NET INCOME PER COMMON SHARE

Effective December 15, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 established standards for computing and presenting earnings per share. Under the new requirements, the Company is required to change the method previously used to compute earnings per share and to restate all prior periods presented. The new requirements eliminate primary earnings per share and earnings per common share, assuming full dilution, and requires the presentation of earnings per common share and earnings per common share, assuming dilution. As a result, under the new requirements, earnings per common share excludes any dilutive effects of outstanding stock options. Earnings per common share, assuming dilution, is based on the average market price of the Company's common stock for the period.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

DERIVATIVES AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Under the new Statement, the cumulative effect on income and the cumulative effect on accumulated other comprehensive income are required to be disclosed in the applicable financial statements. These amounts would appear on the face of the income statement and the statement that includes other comprehensive income. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company. Given the complexity of the new Standard and that the impact hinges on market values at the date of adoption, it is difficult to estimate the impact of adoption.

2. CASH AND DUE FROM BANKS

The Bank is required to maintain reserves with the Federal Reserve Bank. The average reserves required for 1998 and 1997 were $1,872 and $1,131, respectively.

3. AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The following is a summary of available-for-sale and held-to-maturity investment securities:

                                              AVAILABLE-FOR-SALE SECURITIES
                                  AMORTIZED      UNREALIZED        UNREALIZED       FAIR
     DECEMBER 31,1998               COST           GAINS             LOSSES         VALUE
                               ------------------------------------------------------------
     Obligations of
      States and
      Political
      Subdivisions                 $ 7,578          $187            $  (3)        $ 7,762
     Collateralized
      Mortgage
      Obligations                   26,267           105             (290)         26,082
                               ------------------------------------------------------------
     Total                         $33,845          $292            $(293)        $33,844
                               ============================================================

                                 AMORTIZED       UNREALIZED        UNREALIZED       FAIR
     DECEMBER 31,1997               COST           GAINS             LOSSES         VALUE
                               ------------------------------------------------------------
     Obligations of
      States and
      Political
      Subdivisions                 $ 2,521          $ 45           $    -         $ 2,566

     Collateralized
      Mortgage
      Obligations                   14,690            15              (21)         14,684
                               ------------------------------------------------------------
     Total                         $17,211          $ 60           $  (21)        $17,250
                               ============================================================

                                          HELD-TO-MATURITY SECURITIES
                            AMORTIZED       UNREALIZED      UNREALIZED      FAIR
                              COST             GAINS          LOSSES        VALUE
                         -----------------------------------------------------------
DECEMBER 31,1998
Securities of
 U.S. Government
  agencies                 $  1,698           $  9           $    -       $ 1,707

Obligations of
 States and
 Political
 Subdivisions                   100              2                -           102

 Federal Home
 Loan Bank stock                398              -                -           398
Federal Reserve
Bank stock                      155              -                -           155
                         -----------------------------------------------------------
Total                      $  2,351           $ 11           $    -       $ 2,362
                         ===========================================================
DECEMBER 31,1997
Securities of
 U.S. Government
 agencies                  $  1,723           $ 62           $    -       $ 1,785
Obligations of
 States and
 Political
 Subdivisions                   100              -                -           100

Federal Reserve
 Bank stock                     346              -                -           346
Federal Home
 Loan Bank stock                236              -                -           236
                         -----------------------------------------------------------
Total                      $  2,405           $ 62           $    -       $ 2,467
                         ===========================================================

Total securities pledged under state regulation to secure deposits amounted to $1,698 and $1,743 at December 31, 1998 and 1997, respectively.

The maturities of securities of U.S. Government agencies at December 31, 1998 are due within one year.

Certain securities, such as mortgage-backed securities, may not become due at a single maturity date. Those mortgage-backed securities with no specified maturities are included as having contractual maturities of greater than ten years. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of investment securities in 1998 and 1997.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are presented net of unearned loan fees of $172 and $319 at December 31, 1998 and 1997, respectively. Nonaccrual loans past due 90 days or more as of December 31, 1998 and 1997 were approximately $108 and $2,922, respectively.
The effect on interest income had these loans been performing in accordance with contractual terms as of December 31, 1998 and 1997 would have been to increase interest income approximately $17 and $165, respectively.

At December 31, 1998, the Company had approximately $108 of loans considered to be impaired. These loans were evaluated for impairment primarily using the collateral method and required an allowance for credit losses of $17. Average impaired loans for the years ended December 31, 1998 and 1997 amounted to approximately $1,840 and $3,372, respectively. Related interest income recognized on impaired loans during the years ended December 31, 1998 and 1997 was approximately $138 and $90, respectively.

The activity in the allowance for loan losses for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                                    1998               1997
                                                           ---------------------------------------
Balance, beginning of year                                      $   1,566           $  1,405
 Provision for loan losses                                            265                556
 Loans charged off                                                   (261)              (407)
 Recoveries                                                           101                 12
                                                           ---------------------------------------
Balance, end of year                                            $   1,671           $  1,566
                                                           =======================================

At December 31, 1998 and 1997, the Bank was servicing loans for the Federal Home Loan Mortgage Corporation with unpaid principal balances of $14,950 and $20,303, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and conducting foreclosure proceedings. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Income from loan servicing amounted to $44 and $60 for the years ended December 31, 1998 and 1997, respectively.

5. PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 1998 and 1997 consisted of the following:

                                                                     1998              1997
                                                             -----------------------------------
Equipment                                                           $ 2,297          $ 2,096
Bank premises                                                         3,443              941
Furniture and fixtures                                                  604              590
Leasehold improvements                                                  242            1,256
Automobiles                                                              41               41
                                                             -----------------------------------
Total                                                                 6,627            4,924

Less accumulated depreciation and amortization                       (2,719)          (2,312)
                                                             -----------------------------------
Total                                                               $ 3,907          $ 2,612
                                                             ===================================

Depreciation and amortization of $406 and $460 was charged to expense for the years ended December 31, 1998 and 1997, respectively.

6. DEPOSITS

The aggregate amount of time deposit accounts exceeding $100 was $18,448 and $14,990 at December 31, 1998 and 1997, respectively.

At December 31, 1998, the scheduled Maturities for all time deposits is as follows:

     1999                                            $  37,380
     2000                                                5,345
     2001                                                  394
     2002                                                    -
     2003                                                    -
     Thereafter                                              -
                                                     ---------
                                                     $  43,119
                                                     =========

7. INCOME TAXES

The provision for income taxes for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                                   1998                 1997
                                                           ---------------------------------------
Current:
 Federal                                                          $ 696               $ 414
 State                                                              243                 139
                                                           ---------------------------------------
Total                                                               939                 553
                                                           ---------------------------------------

Deferred:
 Federal                                                           (120)                (25)
 State                                                                7                  (7)
                                                           ---------------------------------------
Total deferred                                                     (113)                (32)
                                                           ---------------------------------------

Provision for income taxes                                        $ 826               $ 521
                                                           =======================================

The temporary differences and tax carryforwards which created deferred tax assets and liabilities are detailed below:

                                                                          DECEMBER 31
                                                                 1998                 1997
                                                             ---------------------------------
Deferred tax assets:
 Reserves not currently deductible                           $     808             $   826
 Deferred loan fees                                                  -                  31
 Book over tax depreciation                                         12                   -
 State taxes                                                        13                   -
 Other                                                             133                   -
                                                             ---------------------------------
Gross deferred tax assets                                          966                 857
Valuation allowance                                               (149)               (170)
                                                             ---------------------------------
Deferred tax assets                                                817                 687
                                                             ---------------------------------

Deferred tax liabilities:
 Tax over book depreciation                                          -                  (3)
 State taxes                                                         -                  (7)
 Other                                                             (26)                (15)
                                                             ---------------------------------
Gross deferred tax liabilities                                     (26)                (25)
                                                             ---------------------------------
Net deferred tax asset included in other assets              $     791             $   662
                                                             ==================================

Deferred tax assets are recognized to the extent that their realization is considered to be more likely than not. As of December 31, 1998 and 1997, the Bank was unable to conclude that the realization of a portion of the Company's deferred tax assets were more likely than not to be realized. Accordingly, a valuation allowance has been reflected at December 31, 1998 and 1997 to reduce the Bank's deferred tax assets to the amount likely to be realized.

In 1998, a deferred tax benefit of $16 relating to net unrealized losses on available-for-sale securities was charged directly to stockholders' equity.

The difference between the statutory federal income tax rate and the Company's effective tax rate, expressed as a percentage of income before income taxes, is as follows:

                                                                    1998              1997
                                                           ---------------------------------------
Federal statutory income tax rate                                   34%                34%
State franchise tax, net of federal income tax effect                8                  7
Permanent differences and change in valuation allowed               (4)                 -
                                                           ---------------------------------------
Effective income tax rate                                           38%                41%
                                                           =======================================

8. TRANSACTIONS WITH RELATED PARTIES

The Company has had, and expects to have in the future, banking transactions, primarily loans, in the ordinary course of business with directors, executive officers and their associates. In accordance with Company policy, loans to related parties are granted on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and do not involve more than the normal risk of collectibility. Loans to related parties for the years ended December 31, 1998 and 1997, are as follows:

                                           1998           1997
                                       -------------------------
Balance at beginning of year           $  1,032       $  1,879
 Additions                                  193          2,852
 Payments                                  (304)        (3,699)
                                       -------------------------
Balance at end of year                 $    921       $  1,032
                                       =========================

The Company also had commitments to extend credit to related parties of $210 at December 31, 1998. At December 31, 1998 and 1997, an affiliated company of a member of the Board of Directors had $3,895 and $3,137 (and 2.9% of total deposits), respectively, deposited with the Company. These deposits were on the same terms as those prevailing at the same time for comparable transactions with others.

At December 31, 1998 the company had a loan to the Employee Stock Ownership Trust on their books. The outstanding balance was $152 at December 31, 1998.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and written standby letters of credit is represented by the contractual notional amount of these instruments.

At December 31, 1998 and 1997, financial instruments whose contract or notional amounts represent credit risk were as follows:

                                                1998              1997
                                            -----------------------------
Commitments to extend credit                $  27,046         $  16,647
Standby letters of credit                         821             1,061
                                            -----------------------------
                                            $  27,867         $  17,708
                                            =============================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral required varies but may include accounts receivable, inventory, property, plant and equipment, real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. At December 31, 1998, all standby letters of credit were secured by normal business assets in accordance with the Company's standard lending practices.

10. CONCENTRATION OF CREDIT RISK

The Company grants residential, commercial, construction, agricultural, and consumer loans to customers principally located in Napa County, California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions of the wine industry and other agriculture industries. At December 31, 1998, the Company's loans to companies in the wine and other agricultural industry were $13,713 with commitments to lend an additional $7,741.

As of December 31, 1998 and 1997, the Company's real estate loans were collateralized primarily with real estate located in the Napa Valley area. As such, the ultimate collectibility of a substantial portion of the Company's loan portfolio is influenced by the overall condition of the Northern California real estate market.

The Company requires that loan customers meet the collateral requirements described in Note 9 for commitments to extend credit.

11. COMMITMENTS AND CONTINGENCIES

The Company and the Bank lease a portion of their banking and office facilities under noncancelable operating leases. Total minimum future rental payments under these operating leases at December 31, 1998, are as follows:

    1999                     $     62
    2000                           62
    2001                           62
    2002                           62
    2003                           62
    Thereafter                     21
                             --------
    Total                    $    331
                             ========

Rental expense was $161 and $194 for the years ended December 31, 1998 and 1997, respectively.

The Company is involved in various legal actions arising from normal business activities. Management believes that the ultimate resolution of these actions will not have a material effect on the consolidated financial statements.

As of December 31, 1998, one operating lease was to expire on May 1, 1999. The bank has notified the lessor that the Bank will exercise the option to extend an additional 5 years. The future minimum lease payments for these 5 years is included in the totals above.

12. RESTRICTIONS ON RETAINED EARNINGS

Under the U.S. National Bank Act and other federal laws, the Bank is subject to prohibitions on the payment of dividends in certain circumstances and to restrictions on the amount that it can pay without prior approval of the Office of the Comptroller of the Currency. Without the Comptroller's approval, dividends for a given year cannot exceed the Bank's retained net income for that year and retained net profits from the preceding two years. In addition, dividends may not be paid in excess of the Bank's undivided profits, subject to other applicable provisions of law. Based upon these restrictions, the Bank could have declared dividends for 1998 of $2,342 without prior regulatory approval.

13. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1998,the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are as follows:

                                                          DECEMBER 31, 1998
                                                                                         MINIMUM
                                                               MINIMUM               WELL-CAPITALIZED
                                      ACTUAL                 REQUIREMENT               REQUIREMENT
                           -----------------------------------------------------------------------------
                               CAPITAL       RATIO       CAPITAL       RATIO       CAPITAL       RATIO
                           -----------------------------------------------------------------------------
NAPANATIONALBANCORP:
 Leverage                         $ 9,813       6.92         $5,663       4.00         $7,079       5.00%
 Tier 1 risk-based                  9,813      10.69          3,667       4.00          5,501       6.00
 Total risk-based                  10,965      11.95          7,335       8.00          9,168      10.00

NAPANATIONAL BANK:
 Leverage                           9,689       6.84          5,663       4.00          7,079       5.00
 Tier 1 risk-based                  9,689      10.57          3,667       4.00          5,500       6.00
 Total risk-based                  10,841      11.83          7,333       8.00          9,167      10.00


                                                                DECEMBER 31, 1997
                                                                                                 MINIMUM
                                                                     MINIMUM                 WELL-CAPITALIZED
                                          ACTUAL                   REQUIREMENT                 REQUIREMENT
                              -----------------------------------------------------------------------------------
                                   CAPITAL        RATIO        CAPITAL        RATIO        CAPITAL        RATIO
                              -----------------------------------------------------------------------------------
NAPANATIONALBANCORP:
 Leverage                              $8,587        6.89          $4,987        4.00          $6,235        5.00

 Tier 1 risk-based                      8,587        9.77           3,514        4.00           5,272        6.00
 Total risk-based                       9,691       11.03           7,029        8.00           8,786       10.00

NAPANATIONAL BANK:
 Leverage                               8,552        6.86           4,987        4.00           6,235        5.00
 Tier 1 risk-based                      8,552        9.74           3,512        4.00           5,271        6.00
 Total risk-based                       9,656       10.99           7,029        8.00           8,786       10.00

14. STOCK OPTION PLAN AND STOCK OWNERSHIP PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. The exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of grant and as a result no compensation expense is recognized under APB 25. As discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

At December 31, 1998, the Company had two stock-based compensation plans: Stock Option Plan and Stock Ownership Plan. The Stock Option Plan authorizes grants of nonstatutory and incentive stock options to directors and officers. Stock options granted under the Stock Option Plan have an exercise price equal to the fair market value of the Company's common stock at the date of grant and a maximum contractual lives of ten years. The Stock Option Plan permits the issuance of options to purchase a total of 250,000 shares of common stock issuable in conjunction with the exercise of stock options. As of December 31, 1998, the number of common shares available for future grants under the Stock Option Plan was 118,300 shares.

Stock options granted in 1998 and 1997 generally vest over a five-year period. During 1998, the expiration date on 32,500 nonstatutory stock options granted to directors was extended by two years to 2000. The company recognized $260 of compensation expense related to the extension of these options. A summary of the Company's stock option activity and related information for the years ended December 31, 1998 and 1997, following:

    NONSTATUTORY                               1998                                1997
                                          ----------------------------------------------------------------
                                              WEIGHTED                            WEIGHTED
                                              AVERAGE                             AVERAGE
                                              EXERCISE                            EXERCISE
                                               PRICE           SHARES              PRICE          SHARES
                                          ----------------------------------------------------------------
Outstanding beginning of year                  $  9.16          98,500             $  8.95        120,000
Options exercised                              $  0.00               -             $  8.00        (21,500)
Options granted                                $  8.00          32,500             $     -              -
Options forfeited                              $  8.00         (32,500)            $     -              -
                                          ----------------------------------------------------------------
Outstanding end of year                        $  9.16          98,500             $  9.16         98,500
                                          ================================================================

Exercisable at end of year                     $  9.00          96,000             $  8.76         91,000
                                          ================================================================

Weighted average fair value of
 options granted during the year
                                               $  9.20                             $     -
                                          ==============                          ===========


INCENTIVE                                      1998                                1997
                                          ---------------------------------------------------------------
                                              WEIGHTED                            WEIGHTED
                                              AVERAGE                             AVERAGE
                                              EXERCISE                            EXERCISE
                                                PRICE          SHARES              PRICE          SHARES
                                          ---------------------------------------------------------------
Outstanding beginning of year                  $12.30           41,200             $ 9.84          44,000
Options exercised                              $ 8.00           (7,500)            $ 8.00          (7,500)
Options granted                                $15.75            2,000             $15.42          13,000
Options forfeited                              $ 0.00                -             $ 8.22          (9,100)
                                          ---------------------------------------------------------------
Outstanding end of year                        $13.39           35,700             $12.30          41,200
                                          ===============================================================

Exercisable at end of year                     $11.24           16,500             $ 8.96          19,000

Weighted average fair value of
 options granted during the year
                                               $ 4.01                              $ 5.64

                                          ==============                          =========

Exercise prices for options outstanding as of December 31, 1998, ranged from $8.00 to $15.75. The weighted-average remaining contractual life of those options is 6.8 years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.84% and 5.83% for 1998 and 1997, respectively; dividend yield of 0.80% for 1998 and 0.67% for 1997; volatility factor of the expected market price of the Company's common stock of 0.011 and 0.013 for 1998 and 1997, respectively; and a weighted-average expected life of the option of 7 years for 1998 and 1997.

The table below reflects the Bank's pro forma net income, earnings per common share, and diluted earnings per common share as if compensation expense for the Bank's stock plan had been determined based on fair value at grant dates for awards under the plan. Since pro forma compensation expense relates to all periods over which awards vest, the initial impact of pro forma compensation expense on pro forma income may not be representative of compensation expense in subsequent years.

                                                 1998             1997
                                               -------------------------
Pro forma net income                             $1,093          $ 727
Pro forma earning per share:
  Primary                                        $ 1.39          $0.84
  Diluted                                        $ 1.32          $0.89

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company also has an Employee Stock Ownership Plan (the "ESOP"), in which employees of the Company who work over 30 hours per week and have worked for 6 months are eligible to participate. The ESOP is a defined-contribution plan which invests in the common stock of the Company. A portion of these contributions is matched by the Company. The Company's matching contributions to the ESOP were $100 and $91 for the years ended December 31, 1998 and 1997, respectively. The stock for the ESOP is purchased by the Employee Stock Ownership Trust.

15. DEFINED CONTRIBUTION

The Company has made available to all employees over 18 years of age who regularly work over 30 hours per week and have completed six months of service participation in a 401(k) defined contribution plan. Under the terms of the 401(k) plan, the Company does not contribute to the plan.

16. EARNINGS PER COMMON SHARE

Earnings per common share have been computed based on the following:

                                                      1998                1997
                                                  --------------------------------------
Numerator:
Net income                                           $  1,323             $    746
Denominator:
 Average number of common shares outstanding          786,250              769,458
 Effect of dilutive securities:
 Employee Stock options                                41,247               48,773
                                                  --------------------------------------
 Denominator for diluted earnings per share           827,497              818,231

Earnings Per Common Share                            $   1.68             $    .97
                                                  ======================================

Earnings Per Common Share - Assuming Dilution        $   1.60             $    .91
                                                  ======================================

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and the estimated fair values of the Company financial instruments at December 31, 1998 are as follows:

                                                                     CARRYING        ESTIMATED
                                                                      AMOUNT           FAIR
                                                                                       VALUE
                                                                 ----------------------------------
ASSETS
Cash and cash equivalents (a)                                         $ 23,559         $ 23,559
Interest-bearing time deposits - other financial
 institutions (b)                                                            -                -
Securities available-for-sale (c)                                       33,845           33,844
Securities held-to-maturity (d)                                          2,350            2,362
Loans - net (e)                                                         77,647           81,102

LIABILITIES
Deposits (f)                                                           133,251          133,535

                                                                     CARRYING        ESTIMATED
                                                                      AMOUNT           FAIR
                                                                                       VALUE
                                                                 ----------------------------------

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (G)
Commitments to extend credit                                          $ 18,744         $ 18,744
Commercial letters of credit                                               821              821

The carrying amounts and the estimated fair values of the Company financial instruments at December 31, 1997 are as follows:

                                                                                      ESTIMATED
                                                                     CARRYING           FAIR
                                                                      AMOUNT            VALUE
                                                                 ----------------------------------
ASSETS
Cash and cash equivalents (a)                                          $ 26,147         $ 26,147
Interest-bearing time deposits - other
   financial institutions (b)                                             1,782            1,782
Securities available-for-sale (c)                                        17,250           17,250
Securities held-to-maturity (d)                                           2,405            2,467
Loans - net (e)                                                          78,057           79,832

LIABILITIES
Deposits (f)                                                            121,461          121,538

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (g)
Commitments to extend credit                                             16,647           16,647
Commercial letters of credit                                              1,061            1,061

(a) Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

(b) Interest-bearing time deposits - other financial institutions: The carrying value is a reasonable estimate of fair value.

(c) Securities available-for-sale: Fair value amounts were based on quoted market prices, and are carried at their aggregate fair value.

(d) Securities held-to-maturity: Fair values of investment securities are based on quoted market prices or dealer quotes. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

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

(g) Off-balance-sheet instruments: The fair value of commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair values of standby and commercial letters of credit are based on fees currently charged for similar agreements or the estimated cost to terminate them or otherwise settle the obligations with the counterparties, reduced by the remaining net deferred income associated with such obligations.

18. FINANCIAL STATEMENTS OF NAPA NATIONAL BANCORP (PARENT COMPANY ONLY)

The condensed financial statements of Napa National Bancorp are as follows:

BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997

                                                                  1998             1997
                                                              -----------------------------
ASSETS
Cash                                                           $       2        $       8
Investments in subsidiaries                                        9,800            8,653
Accrued interest receivable and other assets
                                                                     123               15
                                                             ------------------------------
Total assets                                                   $   9,925        $   8,676
                                                             ==============================

LIABILITIES
Accrued expenses and other liabilities                         $     112        $     112

Shareholders' equity:
 Common stock                                                      7,207            7,147
 Retained earnings                                                 2,606            1,417
                                                             ------------------------------
Total liabilities and shareholders' equity                     $   9,925        $   8,676
                                                             ==============================

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                    1998             1997
                                                           ------------------------------------
Income:
 Interest income                                             $      -             $     1
 Dividend income                                                  328                  40
 Other income                                                       -                  50
                                                           ------------------------------------
Total income                                                      328                  91
                                                           ------------------------------------

Expenses:
 Compensation Expense                                             260                   -
 Other expense                                                   (107)                  3
                                                           ------------------------------------
Total expenses                                                    153                   3
                                                           ------------------------------------

Income before applicable taxes and equity in net
 income of subsidiaries
                                                                  175                  88
Applicable income taxes                                           (44)                 20
                                                           ------------------------------------
Income before equity in undistributed
 net income subsidiaries                                          219                  68

Equity in undistributed net income of
 subsidiaries                                                   1,104                 678
                                                           ------------------------------------
Net income                                                   $  1,323             $   746
                                                           ====================================

18. FINANCIAL STATEMENTS OF NAPA NATIONAL BANCORP (PARENT COMPANY ONLY) (CONTINUED)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                     1998               1997
                                                             ---------------------------------------
Operating activities:
 Net income                                                     $    1,323           $   746
 Reconciliation of net income to net
  cash provided (used) by operating
 activities:
  Equity in undistributed net income
   of subsidiaries                                                  (1,104)             (678)
  (Increase) in accrued interest
   receivable                                                          108                 -
                                                             ---------------------------------------
Net cash (used) provided by operating
 activities                                                            327                68

Financing activities:
 Cash dividends paid to shareholders                                  (393)             (385)
 Proceeds from issuance of common stock
                                                                        60               232
                                                             ---------------------------------------
Net cash (used) by financing activities
                                                                      (333)             (153)

Net (decrease) increase in cash                                         (6)              (85)
Cash at beginning of year                                                8                93
                                                             ---------------------------------------
Cash at end of year                                             $        2           $     8
                                                             =======================================

19. YEAR 2000 (UNAUDITED)

Like other financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems it uses and those used by the Company's clients and major service providers do not properly process and calculate date-released information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue."

Management has assessed its computer systems and the systems compliance issues of its brokers and other major service providers. The Company has taken steps that it believes are reasonably designed to address the Year 2000 Issue with respect to computer systems that it uses and has obtained satisfactory assurances that comparable steps are being taken by its major service providers. At this time, however, there can be no assurance that these steps will be sufficient to address all Year 2000 Issues. The inability of the Company or its third party providers to timely complete all necessary procedures to address the Year 2000 Issue could have a material adverse effect on the Company's operations. Management will continue to monitor the status of and its exposure to this issue. The Company expects to incur costs up to $300 to address the Year 2000 Issue.

The Company is in the process of finalizing a contingency plan to address the recovery from unavoided or unavoidable Year 2000 problems, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. THE INFORMATION IS CONSIDERED UNDER "ASSET-LIABILITY MANAGEMENT" OF THIS REPORT AND IS INCORPORATED HEREIN BY REFERENCE.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this Item is incorporated by reference from the sections of the Company's 1999 definitive proxy statement entitled "Election of Directors," and " Remuneration and Other Information With Respect to Officers and Directors,"which proxy statement will be filed no later than April 30, 1999.


ITEM 10. EXECUTIVE COMPENSATION.

     As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this Item is incorporated by reference from the section of the Company's 1999 definitive proxy statement entitled "Remuneration and Other Information With Respect to Officers and Directors," which proxy statement will be filed no later than April 30, 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this Item is incorporated by reference from the section of the Company's 1999 definitive proxy statement entitled "Security Ownership of Certain Beneficial Owners and Management," which proxy statement will be filed no later than April 30, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this Item is incorporated by reference form the section of the Company's 1999 definitive proxy statement entitled "Certain Relationships and Related Transactions," which proxy statement will be filed no later than April 30, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. See Index to Exhibits to this Form 10-KSB, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 26, 1999.

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

March 26, 1999
                                              /s/ William A. Bacigalupi
                                                      Director


March 26, 1999
                                              /s/ Dennis D. Groth
                                                     Director

March 26, 1999
                                              /s/ E. James Hedemark
                                                     Director

March 26, 1999
                                           /s/ Michael D. Irwin
                                                  Director
                                            Chief Financial Officer
                                         (Principal Accounting Officer)


March 26, 1999
                                           /s/ Brian J. Kelly
                                             President and COO
                                                 Director


March 26, 1999
                                           /s/ C. Richard Lemon
                                            Secretary and Director


March 26, 1999
                                           /s/ Joseph G. Peatman
                                                   Director


March 26, 1999
                                           /s/ A. Jean Phillips
                                                  Director

March 26, 1999
                                           /s/ George M. Schofield
                                                    Director


March 26, 1999
                                           /s/ W. Clarke Swanson, Jr.
                                           Chairman of the Board and CEO

                               INDEX TO EXHIBITS


EXHIBIT NO.                                    DESCRIPTION

3(ii)  *                      Bylaws, amended and restated, of the Registrant.

*                             A specimen copy of the certificates evidencing
                              Common stock.

* Napa National Bancorp 1982 Stock Option Plan, as amended and restated.**

10.2 *                        Form of Incentive Stock Option Agreement.**

*                             Form of Nonstatutory Stock Option Agreement.**

10.4 *                        Napa National Bancorp 1998 Amended, and Restated
                              Stock Option Plan.**

10.5                          Form of Amended Nonstatutory Option Agreement.***

10.6                          Purchase Contract for Headquarters Building.

21                            Subsidiaries of Napa National Bancorp

24 Power of Attorney (located on signature page hereof)

27                            Financial Data Schedule


* Previously filed with and incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 31, 1997.

**   Compensation Plan and Management Contract

*** Previously filed with and incorporated by references to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 22, 1998.