Form 10QSB
period 1999-03-31
NAPA NATIONAL BANCORP
filed 1999-05-17
CIK 700699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the QUARTER ENDED MARCH 31, 1999 Commission file number: 0-11090



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



The number of shares of the registrant's Common Stock, no par value, outstanding as of March 31, 1999, was 792,175.


Transitional Small Business Disclosure Format:


                               Yes       No   X
                                   -----    -----

                             NAPA NATIONAL BANCORP
                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          Consolidated Balance Sheets:

               March 31, 1999
               December 31, 1998


          Consolidated Statements of Income:

               Three Months ended March 31, 1999
               Three Months ended March 31, 1998

          Consolidated Statements of Cash Flows:

               Three Months ended March 31, 1999
               Three Months ended March 31, 1998

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

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

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

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                               (Dollars in 000's)


                                                                      March 31,                 December 31,
                                                                        1999                        1998
                                                                 --------------------        ------------------
ASSETS
Cash and due from banks                                                $  7,474                     $  9,969
Federal funds sold                                                        9,365                       13,590
Investment securities: Available for Sale, at market value               34,930                       33,844
Investment securities: Held to Maturity, at amortized cost                1,798                        1,798
Federal Reserve and Federal Home Loan Bank Stock                            558                          553
Loans, less allowance for loan losses of $1,710 and $1,671
  at March 31, 1999 and December 31, 1998                                81,358                       77,647
Premises, furniture, fixtures and equipment,net                           3,965                        3,908
Accrued interest receivable                                                 990                        1,211
Other real estate owned                                                       -                          262
Other assets                                                              1,372                        1,307
                                                                       --------                     --------
TOTAL ASSETS                                                           $141,810                     $144,089
                                                                       ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                         $ 33,364                     $ 36,557
   Interest-bearing:
      Savings                                                            19,892                       20,534
      Transaction                                                        34,998                       33,042
      Time certificates                                                  42,703                       43,118
                                                                       --------                     --------
      Total deposits                                                    130,957                      133,251
Accrued interest payable and other liabilities                              869                        1,025
                                                                       --------                     --------
TOTAL LIABILITIES                                                       131,826                      134,276
                                                                       --------                     --------

SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares authorized;
  792,175 and 791,000 shares issued and outstanding at
  March 31, 1999 and December 31, 1998, respectively                      7,216                        7,207
Retained earnings                                                         2,826                        2,607
Net unrealized loss on available for sale securities, net of taxes          (58)                          (1)
                                                                       --------                     --------
TOTAL SHAREHOLDERS' EQUITY                                                9,984                        9,813
                                                                       --------                     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $141,810                     $144,089
                                                                       ========                     ========


                (See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)




                                                                                        Three Months Ended
                                                                                             March 31,
                                                                               -------------------------------------
                                                                                      1999                    1998
                                                                               ------------------        --------------
Interest income:
     Interest and fees on loans                                                          $1,808                  $2,007
     Interest on federal funds sold                                                         137                     226
     Interest on time deposits with other financial institutions                              -                      14
     Interest and dividends on investment securities                                        483                     342
                                                                                         ------                  ------
             Total interest income                                                        2,428                   2,589
Interest expense on deposits                                                                782                     865
                                                                                         ------                  ------
             Net interest income                                                          1,646                   1,724
Provision for loan losses                                                                     -                     105
                                                                                         ------                  ------
             Net interest income after provision for loan losses
                                                                                          1,646                   1,619
                                                                                         ------                  ------
Non-interest income:
     Service charges on deposit accounts                                                    159                     117
     Mortgage loan service fees                                                               9                      16
     Other                                                                                  136                     136
                                                                                         ------                  ------
             Total non-interest income                                                      304                     269
                                                                                         ------                  ------
Non-interest expense:
     Salaries and employee benefits                                                         823                     818
     Occupancy                                                                               89                     119
     Furniture, fixtures and equipment                                                      101                     103
     Other                                                                                  419                     365
                                                                                         ------                  ------
             Total non-interest expense                                                   1,432                   1,405
                                                                                         ------                  ------
             Income before income taxes                                                     518                     483

Income taxes                                                                                200                     191
                                                                                         ------                  ------
             Net income                                                                  $  318                  $  292
                                                                                         ======                  ======
Earnings per common share                                                                 $0.40                   $0.37
                                                                                         ======                  ======
Earnings per common share -- Assuming Dilution                                            $0.38                   $0.35
                                                                                         ======                  ======
Weighted average common shares outstanding used to compute net earnings
 per common share                                                                       791,392                 783,500
                                                                                        =======                 =======
Weighted average common shares outstanding used to compute net earnings
 per common share -- Assuming Dilution                                                  837,784                 826,998
                                                                                        =======                 =======

                (See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               ---------------------------------
                                                                                    1999                  1998
                                                                               --------------        --------------
Cash flows from operating activities:
Net income                                                                         $   318                $   292
Reconciliation of net income to net cash provided by operating activities:
 Depreciation on premises and equipment                                                102                    100
 Gain on sale of other real estate owned                                                (9)                     -
 Amortization of deferred loan fees and discounts/premiums on securities               150                     71
 Provision for loan losses                                                               -                    105
 Decrease in accrued interest receivable                                               221                    121
 Increase in other assets, net                                                         (27)                   (75)
 (Decrease) Increase in accrued interest payable and other liabilities                (156)                   140
                                                                                    ------                 ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              599                    754
                                                                                    ------                 ------
Cash flows from investing activities:
Loan originations, net of repayments                                                (3,728)                (1,081)
Proceeds from maturities of time deposits with   other financial
 institutions                                                                            -                    990
Activity in securities held to maturity:
 Purchases                                                                               -                   (975)
 Maturities                                                                              -                    974
Activity in securities available for sale:
 Purchases                                                                          (4,874)                (9,392)
 Principal Paydowns                                                                  3,224                    513
 Funds from Call on Available for sale                                                 333

(Purchases) Sale of Federal Reserve and Federal Home Loan Bank stock                    (5)                    71
Purchases of furniture and equipment                                                  (158)                  (101)
Proceeds on sale of other real estate owned                                            275                      -
                                                                                    ------                 ------
NET CASH USED BY INVESTING ACTIVITIES                                               (4,933)                (9,001)
                                                                                    ------                 ------

Cash flows from financing activities:
Net (decrease) increase in deposits                                                 (2,296)                 9,843
Stock options exercised                                                                  9
                                                                                    ------                 ------
Cash dividends                                                                         (99)                   (97)
                                                                                    ------                 ------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                    (2,386)                 9,746
                                                                                    ------                 ------
                                  (continued)

(See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                     1999                 1998
                                                                                --------------       --------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (6,720)                  1,499
                                                                                    ------                  ------
Cash and cash equivalents at beginning of period                                    23,559                  26,147
                                                                                    ------                  ------
Cash and cash equivalents at end of period                                         $16,839                 $27,646
                                                                                   =======                 =======

CASH AND CASH EQUIVALENTS AT MARCH 31:
   Cash and due from banks                                                         $ 7,474                 $ 9,686
   Federal funds sold                                                                9,365                  17,960
                                                                                     -----                  ------
                                                                                   $16,839                 $27,646
                                                                                   =======                 =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                             $828                    $890
                                                                                      ====                    ====
   Cash paid for income taxes                                                         $115                    $275
                                                                                      ====                    ====

                (See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Comprehensive Income

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

During the first quarter of 1999 and 1998, total comprehensive income amounted to the following:

                                    1999    1998
                                   ------  ------

Net income                         $ 318   $ 292
Other Comprehensive Income:
  Unrealized Loss on Securities      (57)    (73)
                                   -----   -----

Comprehensive Income               $ 261   $ 219
                                   =====   =====

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the results of the Company's operations for the three months ended March 31, 1999 and 1998 and the financial condition and liquidity of the Company as of March 31, 1999 and December 31, 1998.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of Napa County (particularly the health of the wine industry), volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock, and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Financial Condition

The Company's assets decreased approximately $2.3 million during the first three months of 1999 as compared to the period ended December 31, 1998. The substantial portion of that decrease was due to the decline in non-interest bearing deposits. Total assets were $141.8 million at March 31, 1999 compared with $144.1 million at December 31, 1998. Total deposits decreased to $131.0 million at March 31, 1999 compared with $133.3 million at December 31, 1998.

The loan portfolio of $81.4 million at March 31, 1999 increased $3.8 million as compared to the December 31, 1998 total of $77.6 million. The allowance for loan losses on March 31, 1999 was $1,710,000 or 2.05% of total gross loans outstanding. Loan recoveries exceeded loan charge-offs for the first three months of 1999 by $39,500. In the opinion of management, the allowance for loan losses was considered adequate at March 31, 1999 based on management's analysis of the risks inherent in the loan portfolio.

The Company's "held to maturity securities" consist of Treasury bonds, municipals and stock in the Federal Reserve and Federal Home Loan Bank and are classified as such in accordance with SFAS No. 115. At March 31, 1999, the "held to maturity" investment portfolio's amortized cost and fair market value was $2,356,000.

The Company's available for sale portfolio include collateralized mortgage obligations and municipal bonds. The Company's general policy is to acquire "A" rated or better, insured tax-free municipal bonds. Collateralized mortgage obligations have an average life of five years or less at purchase date. At March 31, 1999, collateralized mortgage obligations and municipal securities had an amortized cost of $26,585,000 and $8,444,000, respectively, and a fair value of $26,362,000 and $8,568,000, respectively.

Results of Operations

The Company's after-tax earnings were $318,000 during the first three months of 1999 compared with $292,000 during the same period in 1998.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first three months of 1999, net interest income at $1,645,000 was $78,000 behind the same period in 1998. The primary cause of the decrease was the overall decline in interest rates and the impact it had on the loan portfolio. Yield on loans declined approximately 100 basis points for the three months of 1999 as compared to the same period in 1998. That decrease was mitigated by the decrease in interest expense on interest bearing deposits. Yield on interest bearing deposits for the first quarter of 1999 was 50 basis points lower than as compared to the first quarter of 1998.

Non-interest income increased by $35,000 in the three months of 1999 as compared to the same period in 1998. This increase resulted mainly from the increase in service charges on deposit accounts.

Non-interest expenses consist of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the business affairs of the Company. Total non-interest expenses increased $27,000 or 1.9% during the first three months of 1999 when compared with the first three months of 1998. Salaries and benefits increased $5,000. Other non-interest expense increased $22,000 or 3.7% for the first three months of 1999 compared to the same period in 1998. This is primarily the result of normal increases in operating expenses.

Capital Resources and Adequacy

Shareholders equity was $9.9 million or 7.0% of total assets at March 31, 1999 compared with $9.8 million or 6.8% of total assets at December 31, 1998. The ratio of capital to risk-weighted assets at March 31, 1999 was 11.90% for the Company and 11.83% for the Bank. Both ratios exceeded the regulatory requirements for a "well-capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums for "well-capitalized"institutions in the foreseeable future. Therefore, in management's opinion, the Company and the Bank have adequate capital in order to support future growth.

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

Costs

The Company is expensing all period costs associated with the Year 2000 problem. Through December 31, 1998, the amount of such expense had been approximately $50,000. Management estimates that the Company will incur approximately an additional $200,000 in Year 2000 related expenses in fiscal 1999. There can be no assurance that these expenses will not increase as further testing and assessment of vendor and customer readiness and contingency planning for the Year 2000 continues. The above cost estimates include costs for consultants, running tests and technical assistance from vendors, as well as development of contingency plans and costs of communicating with customers concerning Year 2000 issues.

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

 PART II -- OTHER INFORMATION

     ITEM 1 -- LEGAL PROCEEDINGS

     As of March 31, 1999, the Company was not party to any significant legal proceeding.

     ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
     There were no changes in the Company's securities during the quarter.

     ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     No securities of this nature.

     ITEM 4 -- OTHER INFORMATION
     None.

     ITEM 5 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See Index to Exhibits to this Form 10-QSB, for a list of the exhibits filed as a part of this report and incorporated herein by reference.

     (b)  Reports on Form 8-K:

          The Company did not file a report on Form 8-K during the first quarter of 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NAPA NATIONAL BANCORP
                                          ---------------------
                                               (Registrant)



Date: May 14, 1999                        /s/ Brian J. Kelly
                                          ------------------
                                          Brian J. Kelly
                                          President / COO



Date: May 14, 1999                        /s/ Michael D. Irwin
                                          ---------------------
                                          Michael D. Irwin
                                          Chief Financial Officer

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