Form 10QSB
period 1999-06-30
NAPA NATIONAL BANCORP
filed 1999-08-06
CIK 700699

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the QUARTER ENDED JUNE 30, 1999 Commission file number: 0-11090

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

The number of shares of the registrant's Common Stock, no par value, outstanding as of June 30, 1999, WAS 792,675.

Transitional Small Business Disclosure Format:

                               Yes        No   X
                                   -----     -----

                             NAPA NATIONAL BANCORP
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets:
                          June 30, 1999
                          December 31, 1998

         Consolidated Statements of Income:
                          Three Months ended June 30, 1999
                          Three Months ended June 30, 1998
                          Six Months ended June 30, 1999
                          Six Months ended June 30, 1998

         Consolidated Statements of Cash Flows:
                          Six Months ended June 30, 1999
                          Six Months ended June 30, 1998

         Notes to Consolidated Financial Statements

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     ITEM 4 - OTHER INFORMATION

     ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

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

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                               (Dollars in 000's)


                                                                                     June 30,               December 31,
                                                                                       1999                     1998
                                                                                --------------------     ------------------
ASSETS
Cash and due from banks                                                                  $  9,271               $  9,969
Federal funds sold                                                                          9,165                 13,590
Investment securities: Available for Sale, at market value                                 34,411                 33,844
Investment securities: Held to Maturity, at amortized cost                                  2,698                  1,798
Federal Reserve and Federal Home Loan Bank Stock                                              586                    553
Loans, less allowance for loan losses of $1,785 and $1,671 at June 30,
 1999 and December 31, 1998                                                                86,539                 77,647
Premises, furniture, fixtures and equipment,net                                             4,141                  3,908
Accrued interest receivable                                                                 1,148                  1,211
Other real estate owned                                                                         -                    262
Other assets                                                                                1,500                  1,307
                                                                                         --------               --------
TOTAL ASSETS                                                                             $149,459               $144,089
                                                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                                           $ 38,748               $ 36,557
Interest-bearing:
      Savings                                                                              25,866                 20,534
      Transaction                                                                          31,771                 33,042
      Time certificates                                                                    42,125                 43,118
                                                                                         --------               --------
      Total deposits                                                                      138,510                133,251
Accrued interest payable and other liabilities                                                952                  1,025
                                                                                         --------               --------
TOTAL LIABILITIES                                                                         139,462                134,276
                                                                                         --------               --------
SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares  authorized; 792,675 and                      7,223                  7,207
 791,000 shares issued and outstanding at June 30, 1999 and December
 31, 1998, respectively
Retained earnings                                                                           3,110                  2,607
Net unrealized loss on available for sale   securities, net of taxes                         (336)                    (1)
                                                                                         --------               --------
TOTAL SHAREHOLDERS' EQUITY                                                                  9,997                  9,813
                                                                                         --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $149,459               $144,089
                                                                                         ========               ========

                (See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)



                                                                                              Three Months Ended
                                                                                                    June 30,
                                                                                  ------------------------------------------
                                                                                          1999                     1998
                                                                                       ----------                ---------
Interest income:
     Interest and fees on loans                                                        $   1,887                 $   2,026
     Interest on federal funds sold                                                          151                       185
     Interest on time deposits with other financial institutions                               -                         2
     Interest and dividends on investment securities                                         493                       455
                                                                                       ---------                 ---------
 Total interest income                                                                     2,531                     2,668
Interest expense on deposits                                                                 805                       883
                                                                                       ---------                 ---------
Net interest income                                                                        1,726                     1,785
Provision for loan losses                                                                      -                        85
                                                                                       ---------                 ---------
             Net interest income after provision for loan losses                           1,726                    1,700
                                                                                       ---------                 ---------
Non-interest income:
     Service charges on deposit accounts                                                     141                       128
     Mortgage loan service fees                                                                9                        10
     Other                                                                                   151                       145
                                                                                       ---------                 ---------
             Total non-interest income                                                       301                       283
                                                                                       ---------                 ---------
Non-interest expense:
     Salaries and employee benefits                                                          862                       794
     Occupancy                                                                                88                       120
     Furniture, fixtures and equipment                                                        98                       104
     Other                                                                                   408                       412
                                                                                       ---------                 ---------
             Total non-interest expense                                                    1,456                     1,430
                                                                                       ---------                 ---------
             Income before income taxes                                                      571                       553
Income taxes                                                                                 188                       215
                                                                                       ---------                 ---------
             Net income                                                                $     383                 $     338
                                                                                       =========                 =========
Earnings per common share                                                              $    0.48                 $    0.43
                                                                                       =========                 =========
Earnings per common share  Assuming Dilution                                           $    0.46                 $    0.41
                                                                                       =========                 =========
Weighted average common shares outstanding used to compute net earnings                  792,675                   783,500
 per common share                                                                      =========                 =========
Weighted average common shares outstanding used to compute net earnings                  837,952                   827,633
 per common share -- Assuming Dilution                                                 =========                 =========


                (See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)




                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                 ---------------------------------------------
                                                                                        1999                       1998
                                                                                    ------------               -----------
Interest income:
     Interest and fees on loans                                                          $ 3,695                   $ 4,033
     Interest on federal funds sold                                                          288                       411
     Interest on time deposits with other financial institutions                               -                        16
     Interest and dividends on investment securities                                         976                       797
                                                                                         -------                   -------
 Total interest income                                                                     4,959                     5,257
Interest expense on deposits                                                               1,587                     1,748
                                                                                         -------                   -------
Net interest income                                                                        3,372                     3,509
Provision for loan losses                                                                      -                       190
                                                                                         -------                   -------
             Net interest income after provision for loan losses                           3,372                     3,319
                                                                                         -------                   -------
Non-interest income:
     Service charges on deposit accounts                                                     300                       245
     Mortgage loan service fees                                                               18                        26
     Other                                                                                   286                       281
                                                                                         -------                   -------
             Total non-interest income                                                       604                       552
                                                                                         -------                   -------
Non-interest expense:
     Salaries and employee benefits                                                        1,685                     1,612
     Occupancy                                                                               177                       239
     Furniture, fixtures and equipment                                                       199                       207
     Other                                                                                   826                       777
                                                                                         -------                   -------
             Total non-interest expense                                                    2,887                     2,835
                                                                                         -------                   -------
             Income before income taxes                                                    1,089                     1,036
Income taxes                                                                                 388                       406
                                                                                         -------                   -------
             Net income                                                                  $   701                   $   630
                                                                                         =======                   =======
Earnings per common share                                                                $  0.89                   $  0.80
                                                                                         =======                   =======
Earnings per common share - Assuming Dilution                                            $  0.84                   $  0.76
                                                                                         =======                   =======
Weighted average common shares outstanding used to compute net earnings                  792,033                   783,500
 per common share                                                                        =======                   =======
weighted average common shares outstanding used to compute net earnings                  837,796                   827,633
 per common share - Assuming Dilution                                                    =======                   =======


                (See notes to consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                 --------------------------------------
                                                                                      1999                    1998
                                                                                 --------------          --------------
Cash flows from operating activities:
Net income                                                                         $    701                   $    630
Reconciliation of net income to net cash provided by operating activities:
 Depreciation on premises and equipment                                                 195                        199
 (Gain)loss on sale of other real estate owned                                           (9)                         6
 Amortization of deferred loan fees and discounts/premiums on securities                231                        134
 Provision for loan losses                                                                -                        190
 Decrease/(Increase) in accrued interest receivable                                      63                       (308)
 Decrease/(Increase) in other assets, net                                                38                        (96)
 Decrease in accrued interest payable and other liabilities                             (74)                       (52)
                                                                                   --------                   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,145                        703
                                                                                   --------                   --------
Cash flows from investing activities:
Loan originations, net of repayments                                                 (8,877)                       589
Proceeds from maturities of time deposits with other financial                            -                      1,782
 institutions
Activity in securities held to maturity:
 Purchases                                                                             (900)                      (975)
 Maturities                                                                               -                        974
Activity in securities available for sale:
  Purchases                                                                          (7,656)                   (16,192)
  Principal Paydowns                                                                  5,537                      2,022
Funds from Call on Available for sale                                                   738
(Purchases)Sale of Federal Reserve and Federal Home Loan Bank stock                     (33)                        65
Purchases of furniture and equipment                                                   (427)                      (176)
Proceeds on sale of other real estate owned                                             275                        340
                                                                                   --------                   --------
NET CASH USED BY INVESTING ACTIVITIES                                               (11,343)                   (11,571)
                                                                                   --------                   --------

Cash flows from financing activities:
Net increase in deposits                                                              5,257                      9,305
Stock options exercised                                                                  16                          -
Cash dividends                                                                         (198)                       (98)
                                                                                   --------                   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             5,075                      9,207
                                                                                   --------                   --------

                                  (continued)

               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              (Dollars in 000's)


                                                                          Six Months Ended
                                                                              June 30,
                                                                  ---------------------------------
                                                                       1999                1998
                                                                  --------------     --------------
(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                           (5,123)            (1,661)

Cash and cash equivalents at beginning of
period                                                                    23,559             26,147
                                                                          ------             ------

Cash and cash equivalents at end of period                               $18,436            $24,486
                                                                         =======            =======

CASH AND CASH EQUIVALENTS AT JUNE 30:
   Cash and due from banks                                               $ 9,271            $ 9,686
   Federal funds sold                                                      9,165             14,800
                                                                         -------            -------
                                                                         $18,436            $24,486
                                                                         =======            =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                $ 1,614            $ 1,729
                                                                         =======            =======
   Cash paid for income taxes                                            $   360            $   503
                                                                         =======            =======

               (See notes to consolidated financial statements)

                    NAPA NATIONAL BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Comprehensive Income

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

The following is a summary of the components of total comprehensive income, net of related income taxes:

                                        1999                      1998
                                  ----------------  ----------------------------------
                                  Second    First   Fourth    Third   Second    First
                                  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                                  ----------------  ----------------------------------
Net income                        $ 383     $318    $ 487     $206     $338     $ 292
Net unrealized gain(loss) on
   available-for-sale
   securities                      (278)     (57)    (120)     175       (6)      (73)
                                  -----     ----    -----     ----     ----     -----
Total Comprehensive income        $ 105     $261    $ 367     $381     $332      $219
                                  =====     ====    =====     ====     ====      ====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the results of the Company's operations for the six months ended June 30, 1999 and 1998 and the financial condition and liquidity of the Company as of June 30, 1999 and December 31, 1998.

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

Financial Condition

The Company's assets increased approximately $5.4 million during the first six months of 1999 as compared to the period ended December 31, 1998. The substantial portion of that increase was due to the increase in non-interest bearing deposits of $2.1 million and savings deposits of $5.4 million. Interest bearing transaction and time certificate deposits comparatively declined $1.2 million and $1.0 million, respectively. Total assets were $149.5 million at June 30, 1999 compared with $144.1 million at December 31, 1998. Total deposits increased to $138.5 million at June 30, 1999 compared with $133.3 million at December 31, 1998.

The loan portfolio of $86.5 million at June 30, 1999 increased $8.9 million as compared to the December 31, 1998 total of $77.6 million. The allowance for loan losses on June 30, 1999 was $1,785,000 or 2.02% of total gross loans outstanding. Loan recoveries exceeded loan charge-offs for the first six months of 1999 by $115,000. In the opinion of management, the allowance for loan losses was considered adequate at June 30, 1999 based on management's analysis of the risks inherent in the loan portfolio.

The Company's "held to maturity securities" consist of Treasury bonds, municipals and stock in the Federal Reserve and Federal Home Loan Bank and are classified as such in accordance with SFAS No. 115. At June 30, 1999, the "held to maturity" investment portfolio's amortized cost and fair market value was $3,284,000.

The Company's available for sale portfolio include collateralized mortgage obligations and municipal bonds. The Company's general policy is to acquire "A" rated or better, insured tax-free municipal bonds. Collateralized mortgage obligations have an average life of five years or less at purchase date. At June 30, 1999, collateralized mortgage obligations and municipal securities had an amortized cost of $25,743,000 and $9,237,000, respectively, and a fair value of $25,427,000 and $8,983,000, respectively.

Results of Operations

The Company's after-tax earnings were $701,000 during the first six months of 1999 compared with $630,000 during the same period in 1998.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first six months of 1999, net interest income at $3,372,000 was $137,000 behind the same period in 1998. The primary cause of the decrease was the overall decline in interest rates and the impact it had on the loan portfolio. Yield on loans declined approximately 100 basis points for the six months of 1999 as compared to the same period in 1998. That decrease was mitigated by the decrease in interest expense on interest bearing deposits. Yield on interest bearing deposits for the first six months of 1999 was 50 basis points lower than as compared to the same time period of 1998. Yield on investments also showed a decline in yield of approximately 50 basis points. That was in part due to the decline in Federal Funds rate of 75 basis points. In addition, the decline in overall rates resulted in the prepayment factor on the collateralized mortgage obligations to increase. That caused the return of principal faster than originally predicted. That required premiums on the collateralized mortgage obligations to be amortized at a more expedited rate and returned principal to be reinvested at a lower rate. That also assisted in reducing net interest income as compared to prior year. Fortunately, the Bank has continued to grow and the increased volume of earning assets has provided the opportunity to increase net interest income.

Non-interest income increased by $52,000 in the six months of 1999 as compared to the same period in 1998. The increase in service charges on deposit accounts was $55,000. That was mainly a result of increased charges on NSF related items that increased $44,000 from 1998. Also, analysis charges increased $8,000 from 1998. Mortgage loan servicing fees have declined as the Bank has curtailed its interest in processing those type of transactions.

Non-interest expenses consist of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the business affairs of the Company. Total non-interest expenses increased $52,000 or 1.8% during the first six months of 1999 when compared with the first six months of 1998. Salaries and benefits increased $73,000. That increase is due to the opening of a new branch in Yountville and the increase of staff due to operational issues. Occupancy expense declined $62,000. At the end of 1998, the Bank purchased its Main Street building that it had previously been leasing. That purchase provided the savings experienced in the occupancy expense category. The remaining non-interest expense increased $41,000 or 4.2% for the first six months of 1999 compared to the same period in 1998. This is primarily the result of normal increases in operating expenses.

Capital Ratios and Adequacy

Shareholders equity was $10.0 million or 6.7% of total assets at June 30, 1999 compared with $9.8 million or 6.8% of total assets at December 31, 1998. The ratio of capital to risk-weighted assets at June 30, 1999 was 11.47% for the Company and 11.39% for the Bank. Both ratios exceeded the regulatory requirements for a "well-capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums for "well-capitalized"institutions in the foreseeable future. Therefore, in management's opinion, the Company and the Bank have adequate capital in order to support future growth.

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

Year 2000 Problem

     The "Year 2000" problem relates to the fact that many computer programs and other technology utilizing microprocessors only use two digits to represent a year, such as "98" to represent "1998." In the year 2000, such programs/ processors could incorrectly treat the year 2000 as the year 1900. The Company's business is dependent on technology and data processing. As a result, it has created a Year 2000 team whose members are familiar with the Company's business and operations. This issue has grown in importance as the use of computers and microprocessors has become more pervasive throughout the economy, and interdependencies between systems has multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, communications, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or those of their customers or suppliers.

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

     Based on information provided by outside service providers and its testing process the Company believes that its mission critical IT systems are substantially Year 2000 compliant. The Company intends to work with its vendors to resolve any other issues discovered during the testing process. The Company has completed secondary testing, where it was deemed appropriate, by June 30, 1999. The Company is also monitoring the Year 2000 readiness of outside product and service vendors. The Company cannot test for Year 2000 readiness of its power and telecommunications vendors, although the Company is monitoring their readiness. Additionally, at the date of this report, management of the Company had not identified any serious problems with its mission-critical systems.

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

     Federal banking regulators have responsibility for supervision and examination of banks to determine whether they have an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Examiners are also required to assess the soundness of an institution's internal controls and to identify whether further corrective action may be necessary to ensure an appropriate level of attention to Year 2000 processing capabilities. Management is currently in compliance with the federal bank regulatory guidelines and timetables.

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

     By June 1999, the Company has completed a Year 2000 business resumption plan based on a review of reasonable worst-case scenarios. This business resumption plan is intended to enable the Company to continue to conduct its core business despite unexpected Year 2000-related failures of systems or services. This will involve, among other things procedures to be followed in the event of a power failure, communications failure, or system failure which occurs despite the testing which has been performed. The Company intends to test and refine this plan by September 1999.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS
     As of June 30, 1999, the Company was not party to any significant legal proceeding.

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

     (b)  Reports on Form 8-K:

          The Company did not file a report on Form 8-K during the second quarter of 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             NAPA NATIONAL BANCORP
                             ---------------------
                                 (Registrant)



Date: August 6, 1999         /s/ Brian J. Kelly
                             ------------------
                             Brian J. Kelly
                             President / COO



Date: August 6, 1999         /s/ Michael D. Irwin
                             ---------------------
                             Michael D. Irwin
                             Chief Financial Officer

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