Form 10QSB
period 1999-09-30
NAPA NATIONAL BANCORP
filed 1999-11-15
CIK 700699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For the QUARTER ENDED SEPTEMBER 30, 1999 Commission file number: 0-11090


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


The number of shares of the registrant's Common Stock, no par value, outstanding as of September 30, 1999, was 792,675.


Transitional Small Business Disclosure Format:

                              Yes         No   X
                                  -----      -----

                             NAPA NATIONAL BANCORP
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
                           September 30, 1999
                           December 31, 1998

          Consolidated Statements of Income:
                           Three Months ended September 30, 1999
                           Three Months ended September 30, 1998
                           Nine Months ended September 30, 1999
                           Nine Months ended September 30, 1998

          Consolidated Statements of Cash Flows:
                           Nine Months ended September 30, 1999
                           Nine Months ended September 30, 1998

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

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                               (Dollars in 000's)

                                                                               September 30,                  December 31,
                                                                                   1999                           1998
                                                                          -----------------------        ----------------------
ASSETS
Cash and due from banks                                                                 $  8,578                      $  9,969
Federal funds sold                                                                         1,480                        13,590
Investment securities: Available for Sale, at market value                                36,878                        33,844
Investment securities: Held to Maturity, at amortized cost                                 2,705                         1,798
Federal Reserve and Federal Home Loan Bank Stock                                             592                           553
Loans, less allowance for loan losses of $1,786 and $1,671 at
   September 30, 1999 and December 31, 1998                                               94,836                        77,647
Premises, furniture, fixtures and equipment, net                                           4,144                         3,908
Accrued interest receivable                                                                1,286                         1,211
Other real estate owned                                                                        -                           262
Other assets                                                                               1,766                         1,307
                                                                                        --------                      --------

TOTAL ASSETS                                                                            $152,265                      $144,089
                                                                                        ========                      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                                          $ 38,518                      $ 36,557
   Interest-bearing:
      Savings                                                                             26,395                        20,534
      Transaction                                                                         34,436                        33,042
      Time certificates                                                                   41,714                        43,118
                                                                                        --------                      --------
      Total deposits                                                                     141,063                       133,251
Accrued interest payable and other liabilities                                               977                         1,025
                                                                                        --------                      --------
TOTAL LIABILITIES                                                                        142,040                       134,276
                                                                                        --------                      --------

SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares  authorized; 792,675 and
   791,000 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively                                                         7,223                         7,207
Retained earnings                                                                          3,443                         2,607
Net unrealized loss on available for sale securities, net of taxes                          (441)                           (1)
                                                                                        --------                      --------
TOTAL SHAREHOLDERS' EQUITY                                                                10,225                         9,813
                                                                                        --------                      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $152,265                      $144,089
                                                                                        ========                      ========

         (See notes to the unaudited consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                          -----------------------------------------------
                                                                                   1999                       1998
                                                                          ----------------------        -----------------
Interest income:
   Interest and fees on loans                                                           $  2,025                 $  2,010
   Interest on federal funds sold                                                             65                       98
   Interest on time deposits with other financial institutions                                 -                        2
   Interest and dividends on investment securities                                           549                      533
                                                                                        --------                 --------
       Total interest income                                                               2,639                    2,643
Interest expense:
   Interest expense on deposits                                                              816                      879
   Interest expense on Fed Funds Purchased                                                     2                        -
                                                                                        --------                 --------
       Total interest expense:                                                               818                      879
                                                                                        --------                 --------
       Net interest income                                                                 1,821                    1,764

Provision for loan losses                                                                      -                       75
                                                                                        --------                 --------
       Net interest income after provision for loan losses                                 1,821                    1,689
                                                                                        --------                 --------

Non-interest income:
   Service charges on deposit accounts                                                       156                      151
   Mortgage loan service fees                                                                  8                       12
   Other                                                                                     136                      146
                                                                                        --------                 --------
       Total non-interest income                                                             300                      309
                                                                                        --------                 --------

Non-interest expense:
   Salaries and employee benefits                                                          1,000                    1,075
   Occupancy                                                                                 104                      127
   Furniture, fixtures and equipment                                                         107                       75
   Other                                                                                     401                      403
                                                                                        --------                 --------
       Total non-interest expense                                                          1,612                    1,680
                                                                                        --------                 --------

       Income before income taxes                                                            509                      318

Income taxes                                                                                 174                      112
                                                                                        --------                 --------

       Net income                                                                       $    335                 $    206
                                                                                        ========                 ========

Earnings per common share                                                               $   0.42                 $   0.26
                                                                                        ========                 ========

Earnings per common share - Assuming Dilution                                           $   0.40                 $   0.25
                                                                                        ========                 ========

Weighted average common shares outstanding used to
   compute net earnings per common share                                                 792,675                  787,000
                                                                                        ========                 ========

Weighted average common shares outstanding used to
   compute net earnings per common share - Assuming Dilution                             841,672                  830,392
                                                                                        ========                 ========

         (See notes to the unaudited consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in 000's, except earnings per share)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                          -----------------------------------------------
                                                                                   1999                       1998
                                                                          ----------------------        -----------------
Interest income:
   Interest and fees on loans                                                           $  5,720                 $  6,043
   Interest on federal funds sold                                                            353                      509
   Interest on time deposits with other financial institutions                                 -                       18
   Interest and dividends on investment securities                                         1,525                    1,330
                                                                                        --------                 --------
       Total interest income                                                               7,598                    7,900
Interest Expense:
   Interest expense on deposits                                                            2,403                    2,627
   Interest on Fed Funds Purchased                                                             2                        -
                                                                                        --------                 --------
       Total Interest Expense                                                              2,405                    2,627
                                                                                        --------                 --------
       Net interest income                                                                 5,193                    5,273

Provision for loan losses                                                                      -                      265
                                                                                        --------                 --------
       Net interest income after provision for loan losses                                 5,193                    5,008
                                                                                        --------                 --------

Non-interest income:
   Service charges on deposit accounts                                                       456                      396
   Mortgage loan service fees                                                                 26                       38
   Other                                                                                     422                      427
                                                                                        --------                 --------
       Total non-interest income                                                             904                      861
                                                                                        --------                 --------

Non-interest expense:
   Salaries and employee benefits                                                          2,685                    2,687
   Occupancy                                                                                 281                      366
   Furniture, fixtures and equipment                                                         306                      282
   Other                                                                                   1,227                    1,180
                                                                                        --------                 --------
       Total non-interest expense                                                          4,499                    4,515
                                                                                        --------                 --------

       Income before income taxes                                                          1,598                    1,354

Income taxes                                                                                 562                      518
                                                                                        --------                 --------

       Net income                                                                       $  1,036                 $    836
                                                                                        ========                 ========

Earnings per common share                                                               $   1.31                 $   1.07
                                                                                        ========                 ========

Earnings per common share - Assuming Dilution                                           $   1.23                 $   1.01
                                                                                        ========                 ========

Weighted average common shares outstanding used to
   compute net earnings per common share                                                 792,247                  784,333
                                                                                        ========                 ========

Weighted average common shares outstanding used to
   compute net earnings per common share - Assuming Dilution                             840,741                  827,203
                                                                                        ========                 ========

         (See notes to the unaudited consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                          --------------------------------------------
                                                                                 1999                      1998
                                                                          ------------------        ------------------
Cash flows from operating activities:
Net income                                                                         $  1,036                  $    836
Reconciliation of net income to net cash provided by operating activities:
   Depreciation on premises and equipment                                               303                       303
   Extension of non-statutory stock options                                              60                       153
   (Gain)loss on sale of other real estate owned                                         (9)                        6
   Amortization of deferred loan fees and discounts/premiums on securities              347                       230
   Provision for loan losses                                                              -                       265
   Decrease/(Increase) in accrued interest receivable                                   (75)                     (347)
   Decrease/(Increase) in other assets, net                                            (119)                     (209)
   Decrease in accrued interest payable and other liabilities
                                                                                        (48)                       (7)
                                                                                   --------                  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,495                     1,230
                                                                                   ========                  ========

Cash flows from investing activities:
Loan originations, net of repayments                                                (17,184)                   (2,216)
Proceeds from maturities of time deposits with other financial
   institutions                                                                           -                     1,782
Activity in securities held to maturity:
   Purchases                                                                         (2,611)                   (1,923)
   Maturities                                                                         1,698                     1,948
   Principal Paydowns                                                                     6                         -
Activity in securities available for sale:
   Purchases                                                                        (12,027)                  (21,248)
   Principal Paydowns                                                                 7,157                     4,603
   Funds from Call on Available for sale                                                738                       792
(Purchases)Sale of Federal Reserve and Federal Home Loan Bank stock                     (39)                       35
Purchases of furniture and equipment                                                   (538)                     (274)
Proceeds on sale of other real estate owned                                             275                       340
                                                                                   --------                  --------
NET CASH USED BY INVESTING ACTIVITIES                                               (22,525)                  (16,161)
                                                                                   ========                  ========

Cash flows from financing activities:
Net increase in deposits                                                              7,810                     3,940
Stock options exercised                                                                  16                         -
Cash dividends                                                                         (297)                     (294)
Compensation expense related to the exercise of incentive stock options                   -                        60
                                                                                   --------                  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             7,529                     3,706
                                                                                   ========                  ========

                                  (continued)
        (See notes to the unaudited consolidated financial statements)

                     NAPA NATIONAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               (Dollars in 000's)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                          --------------------------------------------
                                                                                 1999                      1998
                                                                          ------------------        ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                               (13,501)                  (11,225)

Cash and cash equivalents at beginning of period                                     23,559                    26,147
                                                                                   --------                  --------

Cash and cash equivalents at end of period                                         $ 10,058                  $ 14,922
                                                                                   ========                  ========


CASH AND CASH EQUIVALENTS AT SEPTEMER 30:
   Cash and due from banks                                                         $  8,578                  $  7,647
   Federal funds sold                                                                 1,480                     7,275
                                                                                   --------                  --------
                                                                                   $ 10,058                  $ 14,922
                                                                                   ========                  ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                          $  2,473                  $  2,672
                                                                                   ========                  ========
   Cash paid for income taxes                                                      $    675                  $    623
                                                                                   ========                  ========

        (See notes to the unaudited consolidated financial statements)

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

The following is a summary of the components of total comprehensive income, net of related income taxes:


                                             1999                                                     1998
                                ------------------------------                  -----------------------------------------------
                                Third       Second     First                    Fourth         Third        Second      First
                                Quarter     Quarter    Quarter                  Quarter        Quarter      Quarter     Quarter
                                ------------------------------                  -----------------------------------------------
Net income                      $ 335       $ 383      $ 318                    $ 487          $ 206        $ 338       $ 292
Net unrealized gain (loss) on
   available-for-sale
   securities                    (105)       (278)       (57)                    (120)           175           (6)        (73)
                                ------------------------------                  -----------------------------------------------

Total Comprehensive income      $ 230       $ 105      $ 261                    $ 367          $ 381        $ 332       $ 219
                                ==============================                  ===============================================

Note 3 - Extension of Non-Statutory Stock Options

On July 20, 1999, The Board of Directors approved the extension of 10,000 non-statutory options that expired on September 16, 1999. The new expiration date is September 16, 2000. Based on current market value of the Company's Common Stock of $17.85, the extension of the exercise periods for these non-statutory options resulted in the Company taking a charge against third quarter earnings of $60,512, net of taxes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Napa National Bancorp (the "Company") was incorporated in 1981 in the State of California and is headquartered in Napa, California. The Company is a bank holding company. Its principal subsidiary, Napa National Bank (the "Bank"), was organized as a national banking association in 1982. The following discussion and analysis by the Company's management compares the results of the Company's operations for the nine months ended September 30, 1999 and 1998 and the financial condition and liquidity of the Company as of September 30, 1999 and December 31, 1998.

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

Financial Condition

The Company's assets increased approximately $8.2 million during the first nine months of 1999 as compared to the period ended December 31, 1998. The substantial portion of that increase was due to the increase in non-interest bearing deposits of $2.0 million, savings deposits of $5.9 million, and interest bearing transaction deposits of $1.4 million. Time certificates of deposit comparatively declined $1.4 million. Total assets were $152.3 million at September 30, 1999 compared with $144.1 million at December 31, 1998. Total deposits increased to $141.1 million at September 30, 1999 compared with $133.3 million at December 31, 1998.

The loan portfolio of $94.8 million at September 30, 1999 increased $17.2 million as compared to the December 31, 1998 total of $77.6 million. The allowance for loan losses on September 30, 1999 was $1,786,000 or 1.88% of total gross loans outstanding. Loan recoveries exceeded loan charge-offs for the first nine months of 1999 by $115,000. In the opinion of management, the allowance for loan losses was considered adequate at September 30, 1999 based on management's analysis of the risks inherent in the loan portfolio.

The Company's "held to maturity securities" consist of Treasury bonds, municipals and stock in the Federal Reserve and Federal Home Loan Bank and are classified as such in accordance with SFAS No. 115. At September 30, 1999, the "held to maturity" investment portfolio's amortized cost and fair market value was $3,297,000.

The Company's available for sale portfolio include collateralized mortgage obligations and municipal bonds. The Company's general policy is to acquire "A" rated or better, insured tax-free municipal bonds. Collateralized mortgage obligations have an average life of five years or less at purchase date. At September 30, 1999, collateralized mortgage obligations and municipal securities had an amortized cost of $27,721,000 and $9,904,000, respectively, and a fair value of $27,359,000 and $9,522,000, respectively.

Results of Operations

The Company's after-tax earnings were $1,036,000 during the first nine months of 1999 compared with $836,000 during the same period in 1998.

Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid on deposits used to fund those activities. Variations in the volume and mix of loans, investments, and deposits and their relative sensitivity to movements in interest rates impact net interest income.

During the first nine months of 1999, net interest income at $5,193,000 was $80,000 behind the same period in 1998. The primary cause of the decrease was the overall decline in interest rates and the impact it had on the loan portfolio. Yield on loans declined approximately 125 basis points for the nine months of 1999 as compared to the same period in 1998. That decrease was mitigated by the decrease in interest expense on interest bearing deposits. Yield on interest bearing deposits for the first nine months of 1999 was 43 basis points lower than the same time period of 1998. Yield on investments also showed a decline in yield of approximately 50 basis points. That was in part due to the decline in Federal Funds rate of 67 basis points. In addition, the decline in overall rates resulted in the prepayment factor on the collateralized mortgage obligations to increase. That caused the return of principal faster than originally predicted. That required premiums on the collateralized mortgage obligations to be amortized at a more expedited rate and returned principal to be reinvested at a lower rate. That also assisted in reducing net interest income as compared to prior year. Fortunately, the Bank has continued to grow and the increased volume of earning assets has provided the opportunity to increase net interest income.

Non-interest income increased by $43,000 in the nine months of 1999 as compared to the same period in 1998. The increase in service charges on deposit accounts was $60,000. That was mainly a result of increased charges on NSF related items that increased $54,000 from 1998. Mortgage loan servicing fees have declined as the Bank has curtailed its interest in processing those types of transactions.

Non-interest expenses consist of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, and operating expenses associated with the business affairs of the Company. Total non-interest expenses decreased $16,000 during the first nine months of 1999 when compared with the first nine months of 1998. Salaries and benefits remained relatively flat when compared to the same period in 1998. Occupancy expense declined $85,000. At the end of 1998, the Bank purchased its Main Street building that it had previously been leasing. That purchase provided the savings experienced in the occupancy expense category. The remaining non-interest expense increased $71,000 or 4.9% for the first nine months of 1999 compared to the same period in 1998. This is primarily the result of normal increases in operating expenses.

Capital Ratios and Adequacy

Shareholders equity was $10.2 million or 6.7% of total assets at September 30, 1999 compared with $9.8 million or 6.8% of total assets at December 31, 1998. The ratio of capital to risk-weighted assets at September 30, 1999 was 11.11% for the Company and 10.98% for the Bank. Both ratios exceeded the regulatory requirements for a "well-capitalized" institution. Management anticipates that both the Company and the Bank will continue to exceed the regulatory minimums for "well-capitalized" institutions in the foreseeable future. Therefore, in management's opinion, the Company and the Bank have adequate capital in order to support future growth.

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

     By June 1999, the Company has completed a Year 2000 business resumption plan based on a review of reasonable worst-case scenarios. This business resumption plan is intended to enable the Company to continue to conduct its core business despite unexpected Year 2000-related failures of systems or services. This involved, among other things procedures to be followed in the event of a power failure, communications failure, or system failure which occurs despite the testing which has been performed. The Company has tested this plan as of September 30, 1999.

PART II - OTHER INFORMATION


     ITEM 1 - LEGAL PROCEEDINGS
     As of September 30, 1999, the Company was not party to any significant legal proceeding.


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

     (b)  Reports on Form 8-K:

          The Company did not file a report on Form 8-K during the third quarter of 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NAPA NATIONAL BANCORP
                                    ---------------------
                                        (Registrant)



Date: November 9, 1999              /s/ Brian J. Kelly
                                    ---------------------------
                                    Brian J. Kelly
                                    President / COO



Date: November 9, 1999              /s/ Michael D. Irwin
                                    ---------------------------
                                    Michael D. Irwin
                                    Chief Financial Officer

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